Form 10QSB
period 1996-03-31
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1996-05-14
CIK 715583

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File Number 0-12761

                  BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

NEVADA                                                                88-0180496
- ------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

970 EAST MAIN STREET, SUITE 200
GRASS VALLEY, CALIFORNIA                                                   95945
- ------------------------                                                   -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (916) 477-5961

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X                  No
                             ------                 -----

Shares of common stock outstanding as of May 10, 1996: 13,709,336

Transactual Small Business Disclosure Forms

                             Yes X                  No
                             ------                 -----

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page Number
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial statements

                  Condensed consolidated balance sheets as of March 31, 1996
                  (unaudited) and June 30, 1995.                                                                  3

                  Condensed consolidated statements of operations (unaudited) for the three
                  months ended March 31, 1996 and 1995.                                                           4

                  Condensed consolidated statements of operations (unaudited) for the nine months ended March 31, 1996 and 1995 and for the period July 1, 1989 (date of resumption of development stage enterprise activities) through March 31,
                  1996.                                                                                           5

                  Condensed consolidated statements of cash flows (unaudited) for the nine months ended March 31, 1996 and 1995  and for the period July 1, 1989 (date of resumption of development stage enterprise activities) through March 31,
                  1996.                                                                                           6

                  Notes to condensed consolidated financial statements (unaudited)                                7

                  Item 2.  Management's discussion and analysis of financial condition
                  and results of operations.                                                                     12

PART II.          OTHER INFORMATION                                                                              14

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        March 31, 1996      June 30, 1995
                                                        --------------      -------------
                           ASSETS
Current assets:
 Cash                                                    $     80,668        $    684,153
 Stock purchase price adjustment receivable                      --               284,749
 Prepaid expenses                                               5,178              46,760
 Inventory                                                      6,341              65,572
 Accounts receivable, employees                                37,995              37,972
 Note receivable                                                7,000               7,000
                                                         ------------        ------------
   Total current assets                                       137,182           1,126,206

Office furniture and equipment, net                            91,974              89,212

Mineral properties and mining
  equipment, net                                           10,497,037          10,278,584

Deposits                                                      361,647             261,647
                                                         ------------        ------------
   Total assets                                          $ 11,087,840        $ 11,755,649
                                                         ============        ============



              LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Accounts payable and accrued
  liabilities                                            $  1,636,650        $    945,203
  Note payable - Zuri Invest                                1,200,000                --
  Litigation settlement payable                             1,104,668                --
  Current portion of long term debt                              --                34,080
                                                         ------------        ------------
      Total current liabilities                             3,941,318             979,283

  Other liabilities                                             3,700               3,700
                                                         ------------        ------------
      Total liabilities                                     3,945,018             982,983
                                                         ------------        ------------

Shareholders' Equity:
 Common Stock, no par value;
  authorized 100,000,000 shares;
 10,597,799 issued and outstanding
   and 6,863,199 shares
   as of March 31, 1996 and June 30,
   1995, respectively                                      40,600,761          36,493,566
 Accumulated deficit                                      (11,260,214)        (11,260,214)
 Accumulated deficit during the
  development stage                                       (22,197,725)        (14,460,686)
                                                         ------------        ------------
     Total shareholders' equity                             7,142,822          10,772,666
                                                         ------------        ------------
     Total liabilities and shareholder's
     equity                                              $ 11,087,840        $ 11,755,649
                                                         ============        ============

See notes to Condensed Consolidated Financial Statements.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months
                                                       Ended March 31
                                                       --------------

                                                   1996               1995
                                                   ----               ----
Revenues:

  Interest income                           $     8,759        $     2,464

         Total revenues                           8,759              2,464
                                            -----------        -----------
Expenses:

  General and administrative expenses           579,555            421,779

  General mining and exploration                700,667            594,033

  Depreciation and amortization                 145,484             46,861

   Interest expense                               1,824              3,185
                                            -----------        -----------

         Total expenses                       1,427,530          1,065,858
                                            -----------        -----------


Net loss                                   $ (1,418,771)       $(1,063,394)
                                            ===========        ===========

Loss per common share before
  extraordinary item                        $     (0.15)       $     (0.23)
                                            ===========        ===========

 Net loss per common share                  $     (0.15)       $     (0.23)
                                            ===========        ===========
Weighted average common shares
  outstanding                                 9,724,540          4,646,533
                                            ===========        ===========

See notes to Condensed Consolidated Financial Statements.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Nine Months                Period from
                                                             Ended March 31             July 1, 1989
                                                             --------------                  through
Revenues:                                               1996                1995      March 31, 1996
                                                        ----                ----      --------------
  Sale of joint venture                                   --                  --        $  4,232,000

  Other income                                                                --             156,444

  Interest income                               $     28,145        $     22,104        $    151,498
                                                ------------        ------------        ------------

         Total revenues                               28,145              22,104           4,539,942
                                                ------------        ------------        ------------

Expenses:

  General and administrative expenses              1,717,594           1,038,639          13,146,292

  General mining and exploration                   3,242,160           2,043,478           8,145,219

  Loss on lease abandonments                              --                  --             392,317

  Depreciation and amortization                      413,028             133,844           1,102,845

  Gain on sale of mining equipment                      (116)                 --              86,910

  Interest expense                                     2,850               4,114             311,284

  Litigation settlement                            2,389,668                               3,697,262
                                                ------------        ------------        ------------

         Total expenses                            7,765,184           3,220,075          26,882,129
                                                ------------        ------------        ------------

Loss before extraordinary item                    (7,737,039)         (3,197,971)        (22,342,187)

Extraordinary item - net gain from
  debt extinguishment, net of tax                         --                  --             144,462
                                                ------------        ------------        ------------

Net loss                                        $ (7,737,039)       $ (3,197,971)       $(22,197,725)
                                                ============        ============        ============

Net income (loss) per common share before
  extraordinary item                            $      (0.93)       $      (0.72)
                                                ============        ============

Net income (loss) per common share              $      (0.93)       $      (0.72)
                                                ============        ============

Weighted average common shares
outstanding                                        8,325,772           4,418,755
                                                ============        ============

See notes to Condensed Consolidated Financial Statements.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months                Period from
                                                                   Ended March 31             July 1, 1989
                                                                   --------------                  through
                                                              1996                1995      March 31, 1996
                                                              ----                ----      --------------
Cash flows from operating activities:
 Net income (loss)                                    $ (7,737,039)       $ (3,197,971)       $(22,197,725)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Gain on debt restructuring                                    --                  --            (144,462)
  Depreciation and amortization                            413,028             133,844           1,102,845
  Loss on lease abandonments                                    --                  --             444,359
  Loss on litigation settlement                          2,304,668                  --           3,582,262
  Gain on sale of mining equipment                            (116)                 --             (35,100)
  Other                                                         --                  --              43,576
  Shareholder payment of services                               --                  --             105,055
  Stock and debt for services                                   --                  --             703,068
 Change in stock purchase price adjusted
       Receivable                                          284,749                  --                  --
Change in inventory                                         59,231             (51,458)             (4,051)
  Change in prepaid expenses                                41,582              42,034             496,558
  Change in deposits and other current assets             (100,023)             (5,680)           (232,111)
  Change in accounts payable
   and accrued liabilities                                 691,447             442,938           4,189,107
                                                      ------------        ------------        ------------

Total adjustment                                         3,694,566             561,678          10,251,106
                                                      ------------        ------------        ------------

 Net cash provided by (used in)
     operating activities                               (4,042,473)         (2,636,293)        (11,946,619)
                                                      ------------        ------------        ------------

Cash flows from investing activities:
  Acquisition of mineral properties, equipment,
   and deferred developments                              (600,035)           (192,226)         (4,957,359)
  Acquisition of office equipment                          (34,092)            (18,834)           (224,733)
  Proceeds from sale of equipment                               --                  --             294,356
  Proceeds from sale of joint venture                                               --              20,060
                                                      ------------        ------------        ------------
      Net cash used in investing activities               (634,127)           (211,060)         (4,867,676)
                                                      ------------        ------------        ------------

Cash flows from financing activities:
  Advances from (to) affiliates                                 --                  --           2,009,127
  Payments made to affiliates                                   --                  --            (343,798)
  Proceeds from issuance of common stock                 4,107,195             922,525          15,197,972
  Proceeds from warrant extensions                              --                  --             207,750
  Proceeds from issuance of notes payable                       --             143,820             870,043
  Payments on long-term debt                               (34,080)            (51,967)         (1,049,979)
                                                      ------------        ------------        ------------
      Net cash provided by financing activities          4,073,115           1,014,378          16,891,115
                                                      ------------        ------------        ------------

Net increase (decrease) in cash                           (603,485)         (1,832,975)             76,820

Cash at beginning of period                                684,153           1,841,454               3,848
                                                      ------------        ------------        ------------

Cash at end of period                                 $     80,668        $      8,479        $     80,668
                                                      ============        ============        ============

Cash paid during the period for interest
  (net of amounts capitalized)                        $      2,850        $      1,180
                                                      ============        ============

See notes to Condensed Consolidated Financial Statements.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statements of operations and cash flows for the three months and nine months ended March 31, 1996 and 1995 and for the period July 1, 1989 (date of resumption of development stage enterprise activities) through March 31, 1996, have been prepared by the Brush Creek Mining & Development Co., Inc. (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

On October 30, 1995, a jury delivered a verdict against the Company for $2,799,000 in the Zuri Invest litigation. The Company entered into a settlement agreement with the plaintiffs on December 14, 1995, pursuant to which the Company issued to the plaintiffs 1,100,000 shares of the Company's common stock valued at $1,306,250, based on the closing price of the common stock on the date of the settlement agreement. As security for its obligations under the settlement agreement, the Company executed a Promissory Note in the amount of $1,200,000, and the note is secured by a deed of trust recorded against the Company's principal mining properties. The note bears interest at the annual rate of 9.75 percent, the principal of the note and interest thereon is reduced as the shares issued to the plaintiffs pursuant to the settlement agreement are sold, dollar for dollar by the gross proceeds generated from such sales. The note is recorded as a current liability, with a maturity date of June 13, 1996.

There are certain contingent asset-sharing arrangements, but there are no further contingent liabilities pertaining to the Zuri Invest agreement.

Additionally, the investment group with the Royal Bank of Scotland settled their legal action with the Company on December 13, 1995 for a combination of cash and shares of the Company's common stock valued at $1,064,438. The settlement consists of 216,667 shares of the Company's common stock valued at the December 13, 1995 closing price of $1-1/32 ($223,438), payments of $241,000 cash scheduled from February 1, 1996, to September 30, 1996, and finally, either $600,000 cash or 300,000 shares of the Company's common stock, or some combination thereof, to be paid and/or issued on December 13, 1996.

In summary, these settlement details are restated below, with their impact on the Company's statement of operations and accumulated deficit during the development stage:

                                       Common Stock
                                       ------------
                                                                    Statement of
Plaintiff               Cash          Shares     Value         Operations charge
- ---------               ----          ------     -----         -----------------
Zuri                       -       1,100,000   $1-3/16                $1,306,250
Royal Bank of
Scotland            $841,000                                             841,000
                                     216,667    1-1/32                   223,438
                                                                      ----------
                                                                      $2,370,688
                                                                      ==========

This reflects all known amounts of contingent liabilities as March 31, 1996, but if the Royal Bank group decides before December 13, 1996 to take stock instead of cash, and if the stock is trading at a price greater than $2.00 per share, the excess amount more than $2.00 times the number of issued shares will be charged to operations at the time of issuance. The Royal Bank group also has certain rights to contingent assets, which have not been nor will be charged to operations.

See "Legal Proceedings."

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Form 10-KSB\A. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, B. Creek Acquisition Corp.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION

The Company was incorporated in 1982 and operated as a mining and mineral development company until April 17, 1989, at which time its mining operations conducted through the Brush Creek Joint Venture (BCJV) (40% owned) were terminated. Shortly thereafter, the Company became actively engaged in acquiring additional mineral properties, raising capital, and preparing properties for resumed production. The Company did not have any significant operations or activities from April 17, 1989 through June 30, 1989. Accordingly, the Company is deemed to have reentered the development stage effective July 1, 1989.

In February 1992, the Company began limited production at the Ruby Mine from the Lawry and Ruby placer channels. In 1995, the Company paved 1.3 miles of road in an effort to make production a year-round effort. The Company has conducted limited production during certain periods from 1992 to 1996. However, the Company has not commenced economic production and is still considered in the development stage.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $33,457,939 from inception to March 31, 1996, and it has a working capital deficit of $3,804,136 at March 31, 1996. These factors may raise doubt about the Company's ability to continue as a going concern. Management is actively seeking additional sources of capital to fund current and future operations. However, there can be no assurance that such capital will be obtained. There is no assurance that the Company will be successful in establishing proven ore reserves or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management of the Company periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records from previous mine operations, results of exploration activities conducted to date, estimated future metal prices, and reports and opinions of internal and external geologists, mine engineers and consultants. Accordingly, in management's opinion, based on such information, the capitalized costs in mineral properties and mining equipment do not exceed their estimated net realizable value.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY

During the nine months ended March 31, 1996, the Company received $3,669,714 from the sale of 3,158,664 shares of common stock through Regulation S offerings and a total of $722,231 related to Regulations S stock purchase agreements where the investors were required to pay additional funds to the Company if during a valuation period the average share price was greater than the original purchase price. Also, the Company issued 575,936 shares of common stock related to a Regulation S stock purchase agreement where the Company was required to issue additional shares if during a valuation period the average share price fell below the original purchase price. On December 14, 1995, the Board of Directors granted the board an aggregate of 350,000 options at $1.13 per share, the fair market value at the date of the grant. James Chapin received 125,000 options, Albert Miller 75,000 options, Howard Kalodner 75,000 options and Ken Friedman 75,000 options.

On January 1, 1996, the board granted 25,000 options to a consultant to the Company at a price of $.7875 per share, 90 percent of the market value of the Company's stock on December 29, 1995.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to March 31, 1996, the Company received net proceeds of $400,000 from an offshore, two year, 7% convertible debenture. The principal balance is due and payable two calendar years from the date of the transaction. The interest payments are due annually. The subscriber has the option of converting all or any part of the principal to the Company's common stock forty-five days at any time after the closing date of the transaction. The conversion price will be 70% of the closing average bid price calculated from the five consecutive trading days preceding the date on which the conversion is elected. In addition, the Company has received $1,288,000 from the sale of 1,794,870 shares of the Company's common stock pursuant to Regulation S. Such shares were issued and sold at a 35% discount from the closing bid price on the day prior to the sales.

On April 4, 1996, a jury returned a verdict in favor of the Company in the action by Consolidated Sierra Gold Mines, Inc. (as more particularly described in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995, as amended, and the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, as amended). In addition, the jury returned a verdict against Consolidated Sierra Gold Mines in favor of the Company in the amount of $30,000 on the Company's cross-action. Following the verdict, the Company filed a motion to pierce the corporate veil of Consolidated Sierra Gold Mines, Inc. which is scheduled to be heard on May 13, 1996. Until the Company's motion is resolved and judgment on the verdict is entered, the period during which the plaintiffs in the case may appeal the verdict will not begin.

On April 4, 1996 the Company was served with the Anderson's answer to the Sacramento Action (as defined under "Legal Proceedings") and their cross-complaint against the Company. The answer generally denied the allegations of the Company's complaint and asserted various affirmative defenses. The cross-complaint seeks judicial determination and declarations that the Company (1) is obligated to advance the Andersons' defense costs (including costs of appeal) in the Zuri litigation and defense costs in the Federal Action (as defined under "Legal Proceedings"), and (2) is obligated to indemnify them from the judgment in the Zuri litigation and any judgment that might be rendered against them in the Federal Action.

Also, on April 4, 1996, the Company was served with a motion by the Andersons for summary adjudication of two of their cross claims which would have forced the Company to advance the Andersons' defense cost in the Zuri litigation and the Federal Action. On May 3, 1996, the Andersons' motion was heard by the superior court and denied.

The Company answered the Andersons' cross-complaint on May 6, 1996 generally denying the allegations and asserting various defenses. The Company also anticipates amending its original complaint to assert an additional claim to hold the Andersons liable for the entire amount of the Royal Bank of Scotland settlement.

The Company has been requested pursuant to a non-public informal inquiry by the staff of the Commission to provide information to the staff of the Commission regarding the Company's financing activities in reliance upon Regulation S under the Securities Act. The Commission has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had a working capital deficit of $3,804,136 compared to a $146,923 working capital surplus at June 30, 1995.

During the nine-month period ended March 31, 1996, the Company raised $3,669,714 from the sale of 3,158,664 shares of common stock. The Company estimates its mining development and operating costs to be approximately $1.2 to $1.7 million for the remainder of the fiscal year ending June 30, 1996 and additional financing will be required in order for the Company to cover such costs. The majority of funds are needed for the operations at the Ruby mine. The Company anticipates raising the needed funds from the sale of common stock or joint ventures. No assurance can be provided that the Company will be able to raise funds to continue and expand its operations. If the Company is unable to raise the funds needed for the Company's operations, the Company may have to scale back its development plans which could adversely affect the Company's business objectives. In addition, the Company may have to sell its assets in order to meet its obligations and could close some of its properties for failure to make lease payments. In the event the Company is unable to obtain additional financing the Company may be required to seek protection under the bankruptcy laws.

A new ball mill and cone crusher were purchased by the Company in February 1996. The new mill replaced an existing hammer mill and is expected to begin crushing ore from the Wolfe vein in April 1996. The Company also plans to re-open the Lawry to mine underground placer channels in May 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996

The Company incurred a net loss of $1,418,771 for the quarter ended March 31, 1996, compared to a net loss of $1,063,394 during the same quarter in 1995.

General and administrative expenses increased by $157,776 from the same quarter in the prior year. General mining costs increased by $106,634 due to the increase in development activity at the Ruby mine.

NINE MONTHS ENDED MARCH 31, 1996

The Company incurred a net loss of $7,737,039 for the nine months ended March 31, 1996 compared to a $3,197,971 net loss for the same period in 1995. General and Administrative expenses increased by $678,955 from the same period in the prior year primarily due to litigation fees and expenses. The Company also incurred a loss from litigation settlements of $2,389,668. General mining costs increased by $1,198,682 from the prior year due to increased activity at the Ruby, Rising Sun, Peavine and Kate Hardy Mines.

Management expects losses to continue until mining operations are sufficient to process at least 35 ounces of gold per day. If mining operations reach that level, the ability of the Company to achieve net income is dependent on the grade of ore and on the price of gold. Historically, the price of gold has been volatile; since the end of 1987, the price of gold has declined from a high of approximately $500 per ounce to approximately $350 per ounce. Over the last twelve months gold prices have been higher, and have recently closed at the highest level in more than three years. However, a downward trend in the price of gold could have a material adverse effect on the Company's revenues from its mining operations.

PART 11 - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
LITIGATION

On December 14, 1995, the Company entered into an agreement (the "Zuri Agreement) with Zuri Invest A. G., Andre Michaels and Peter Woodfield (the "Zuri Plaintiffs") in connection with the Zuri Invest action (as described more fully in the Company's Form 10-KSB for the year ended June 30, 1995, as amended) to partially satisfy the joint and several judgment entered in the Zuri Invest action against the Company and Simone Anderson and James Anderson (collectively, the "Andersons") on October 31, 1995 (the "Judgment"). The Zuri Plaintiffs agreed, subject to the receipt of the consideration described below, not to seek any further recovery directly from the Company on the Judgement, and to release the Company from any further liability thereunder. The Zuri Plaintiffs also agreed not to pursue recovery against the Andersons on the Judgment if it is judicially determined that the Andersons have indemnification rights against the Company with respect to the Judgment. The Company issued and delivered to each of plaintiffs Woodfield and Michaels 250,000 shares of the Company's common stock. The Company issued 600,000 shares of the Company's common stock to Zuri Invest and delivered 200,000 of such shares to Zuri Invest. The remaining 400,000 shares are being held in escrow for delivery to Zuri Invest in two tranches of 200,000 shares each during the period from June 1, 1996 to September 9, 1996.

As security for the Company's obligations to issue and deliver the above described shares of common stock, the Company issued a promissory note in the amount of $1.2 million payable to the Zuri Plaintiffs. The note is secured by a deed of trust on all real property and patented and unpatented mining claims owned by the Company. Pursuant to the Zuri Agreement, the principal amount of the note shall be reduced as the shares issued to the Zuri Plaintiffs are sold, dollar for dollar by the gross proceeds generated from such sales.

Pursuant to the Zuri Agreement, the Company also assigned to the Zuri Plaintiffs an interest (33% of the Company's 60% interest) in claims asserted against the Andersons and their controlled corporations in the action entitled Brush Creek Mining and Development v. F.James Anderson, et al., currently pending in the United States District Court, Northern District of California.

On December 13, 1995, the Company entered into an agreement (the "Royal Bank Agreement") to settle the action by the Royal Bank of Scotland (as described more fully in the Company's Form 10-KSB for the year ended June 30, 1995, as amended) by delivering to the plaintiffs in such suit (the "Royal Bank Plaintiffs") 216,667 shares of the Company's common stock and cash in the amount of $241,000. The Company also assigned to the Royal Bank Plaintiffs a portion of its interest in any total recovery from claims against the law firm formerly known as Bartel, Eng, Miller & Torngren, the Company's former legal counsel ("Bartel, Eng"). On December 13, 1996, the Company is further required to deliver to each of the Royal Bank Plaintiffs, at his or her option, additional shares of the Company's common stock or additional cash. The number of shares of common stock or the amount of cash each Royal Bank Plaintiff is entitled to receive is based on the amount of his or her pro rata interest in amounts paid by the Company pursuant to the Royal Bank Agreement. If all Royal Bank Plaintiffs elect to receive common stock the Company will be required to issue and deliver a maximum of 300,000 shares in the aggregate and if all Royal Bank Plaintiffs elect to receive cash, the Company will be required to deliver cash in the maximum aggregate amount of $600,000.

PART 11 - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
LITIGATION (CONTINUED)

The Company's obligations under the Royal Bank Agreement are secured by (1) a deed of trust on all real property and patented and unpatented mineral claims owned by the Company, (2) a first-priority security interest in all of the Company's right, title and interest in and to any and all goods, products, yield, receivables, inventory (including any gold from any mines), any and all exploration and drilling information, data, maps, reports or surveys, and any and all income and proceeds derived from the Company's mining operations on property which the Company presently or subsequently owns or leases, (3) a first-priority security interest in the Company's right, title and interest in and to any total recovery by the Company on the claims against Bartel, Eng, and
(4) a stipulated judgment in the amount of $3,250,000. The priority and other matters related to the enforcement of the respective deeds of trust executed by the Company pursuant to the Zuri Agreement and the Royal Bank Agreement are determined by an intercreditor agreement between the Zuri Plaintiffs and the Royal Bank Plaintiffs.

The Royal Bank Agreement provides that an uncured default under the Zuri Agreement constitutes a default under the Royal Bank Agreement and that as uncured default under the Royal Bank Agreement constitutes a default under the Zuri Agreement.

The Company has registered the 1,616,667 shares of common stock issued and delivered pursuant to the Zuri Agreement and the Royal Bank Agreement, which represent approximately 15 percent of the total outstanding shares of the Company's common stock as of March 31, 1996. This number includes the 300,000 additional shares that may be issued pursuant to the Royal Bank Agreement.

On October 24, 1994, Brush Creek filed an amended complaint against F. James Anderson, Simone Anderson, Edward M. Lawson, Consolidated Sierra Gold Mines, Inc. ("CSGM"), Independent Sierra Gold Mines, Inc., ("ISGM"), Bartel, Eng, Miller & Torngren, attorneys, Robert Sibthorpe, Coopers & Lybrand and Yorkton Securities as defendants in an action to recover damages. The suit was filed in the United States District Court for the Northern District of California as Case No. C94-3487 (the "Federal Action"). On April 28, 1995, Brush Creek filed a third amended complaint which alleges causes of action against the defendants as follows. The lawsuit seeks to recover damages against James and Simone Anderson for breach of fiduciary duty, for violations of Rule 10 b-5 and 16(b), for violations of the California Corporations Code S25400(d) and S25401. The lawsuit seeks to recover damages against Edward M. Lawson, Robert Sibthorpe and Yorkton Securities, Inc. for breach of fiduciary duty. The lawsuit seeks to recover damages against James and Simone Anderson, ISGM, CSGM, Robert Sibthorpe, and Yorkton Securities, Inc. for intentional and negligent misrepresentation. The lawsuit seeks to recover damages against the firm of Bartel, Eng, Miller & Torngren based upon breach of fiduciary duty and negligence claims. The law firm of Bartel, Eng, Linn & Schroder has (as successor in interest to Bartel, Eng, Miller & Torngren) filed a counterclaim in this litigation seeking recovery from Brush Creek of legal fees totaling approximately $95,000. The accounting firm of Coopers & Lybrand has been dismissed as a defendant from the litigation without prejudice.

On November 3, 1994, Brush Creek was served with a complaint filed in Superior Court of the State of California in and for the County of Nevada. Case No. 52943 by Consolidated Sierra Gold Mines, Inc. ("CSGM") for amounts claimed to be due and owing by Brush Creek. The complaint sought to recover $335,000 pursuant to an alleged open book account and $950,000 pursuant to fees and expenses which CSGM allegedly incurred on behalf of Brush Creek for general financial advice and advice concerning mergers and acquisitions. The case went to trial in early March 1996. See "Subsequent Events".

PART 11 - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
LITIGATION (CONTINUED)

On November 7, 1994, Brush Creek was served with a complaint filed in the Superior Court of the State of California in and for the County of Sacramento, Case No. 543926, by James Anderson and Simone Anderson for amounts claimed to be due and owing by Brush Creek. The complaint seeks to recover $58,821 and unspecified further sums they have incurred or will incur in legal fees and costs in providing a defense in the Zuri Invest action discussed in Brush Creek's Annual Report on Form 10-K for the year ending June, 1994. Brush Creek has entered into a settlement in this matter whereby Brush Creek has paid the past legal fees incurred by Mr. & Mrs. Anderson and has agreed to pay the legal fees they continue to incur in defending themselves in the Zuri Invest action. OnFebruary 16, 1996, this agreement became a stipulated judgment which concluded the action.

On February 8, 1996, the Company filed a complaint against F. James Anderson and Simone Anderson in Superior Court of the State of California, in and for the County of Sacramento, Case No. 96AS 00513 (the "Sacramento Action"). The complaint seeks (A) judicial determination and declarations that the Company
(1) has no further obligations to advance defense fees and costs incurred by the Andersons in connection with the Zuri litigation, including on the Andersons' appeal of that judgment, (2) is entitled to recoup defense fees and costs allocable to the Andersons' defense of claims in the Zuri litigation for which they were found liable, (3) is not required to indemnify the Anderson for their liability in the Zuri litigation, (4) has no duty or obligation to the Andersons to account for, replenish, and/or return monies to or pay interest on the $200,000 provided by the Andersons as partial indemnification to the Company in connection with the Royal Bank litigation, and (5) is entitled to have all amounts returned to the Company from the $200,000 which were disbursed for the purposes other than to indemnify the Company such that the Company receives the full net benefit of the $200,000, and (B) equitable indemnification to collect from the Andersons their proportionate share of the judgment in the Zuri litigation. See "Subsequent Events".

ITEM 2 - CHANGES IN SECURITIES - NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO VOTE FOR SECURITY HOLDERS

On February 12, 1996, the Company held an annual meeting of shareholders to vote upon the election of directors and approve appointment of Brown, Armstrong, Randall & Reyes as independent auditors for fiscal year 1996.

At the annual meeting James S. Chapin, Howard Kalodner & Albert Miller were elected to serve as directors until the next annual meeting. For each of the above directors 6,994,603 shares were represented. The following are the results of the voting:

                    Howard Kalodner  Albert Miller  James S. Chapin  Kenneth S. Friedman
For nominees              6,956,155      6,954,070        6,924,237            6,956,219
Withhold authority            5,656          7,741           13,166                5,592
Abstained                    32,792         32,792           57,200               32,792
                          ---------      ---------        ---------            ---------
                          6,994,603      6,994,603        6,994,603            6,994,603
                          =========      =========        =========            =========

In addition the shareholders voted 6,905,059 shares for approval of Brown, Armstrong, Randall & Reyes as independent auditors, 17,321 shares voted against and 71,343 shares abstained.

Item 5 - Other Information - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

    (A)     Exhibit 11.1 Computation of (Loss) Income Per Share

    (B)     8-K filed February 12, 1996, Brush Creek Mining settles lawsuits

            Amended 8-K filed February 14, 1996 to correct February 12, 1996 8-K

                                   SIGNATURES

                  BRUSH CREEK MINING AND DEVELOPMENT CO., INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Capacity                      Date


/s/ James S. Chapin          Chief Executive Officer
- ---------------------------                                 --------------------
   James. S. Chapin