Form 10KSB
period 1996-06-30
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1996-09-30
CIK 715583

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

 [ X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities
  Exchange Act of 1934 for the Fiscal Year Ended June 30, 1996

 [  ] Transition Report Under Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Transition Period from
                 ____________ to _______________

                   Commission File No. 0-12761

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
     (Exact Name of Registrant as Specified in its Charter)

          Nevada                        88-0180496
 (State or Other Jurisdiction of    (I.R.S. Employer Identification Number)
  Incorporation or Organization)

       970 East Main Street, Suite 200, Grass Valley, California 95945
            (Address of Principal Executive Offices)

 Registrant's Telephone Number Including Area Code: (916) 477-5961 Securities Registered Pursuant to Section 12(b) of the Act:
     Title of Each Class      Name of Each Exchange on Which Registered
             None                            None
 Securities Registered Pursuant to Section 12(g) of the Act:
                   Common Stock, No Par Value
                        (Title of Class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
 subject to such filing requirement in the past 90 days.    X  Yes     No

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

 The issuer's total revenues for its most recent fiscal year were $42,160.

 The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of September 23, 1996, was approximately $13,525,526.

 Shares of common stock outstanding as of September 23, 1996:  16,913,681

 Documents incorporated by reference: Portions of the registrant's proxy statement for the annual meeting of shareholders to be held in 1997 are incorporated by reference into Part III of this report.

 Transitional Small Business Disclosure Format           X  Yes       No

                             PART I

 ITEM 1 -  BUSINESS

                          RISK FACTORS

 Lack of Profitability; Continuing Losses; and Doubtful Ability to Continue as a Going Concern.

         The Company has incurred losses of $34,991,002 from inception to June 30, 1996 and had not realized economic production as of June 30, 1996. As a result of the Company's cumulative losses from operations, and the fact that the Company has not realized economic production from its mineral properties, the Company's independent auditor's report, dated August 9, 1996, for the year ended June 30, 1996, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects losses to continue until mining operations are sufficient to process not less than 35 ounces of gold per day. When and if mining operations reach that level, the ability of the Company to achieve net income is dependent on the grade of the ore and on the price of gold. See "Risk Factors - Volatile Market Prices for Gold." In response to the auditor's report, the Company is seeking to reopen certain mining areas and increase production. However, there can be no assurance that the Company's efforts will be successful.

 Need for Additional Financing; Lack of Liquidity; No Material Revenues.

         The mining industry is capital intensive. On or about the beginning of the 1995-1996 fiscal year, the Company estimated its mining development and operating costs in the Lawry, Irene and Wolf sites at the Ruby mine to be approximately $4 million for the fiscal year ended June 30, 1996. However, due to increased costs associated with litigation the Company's operating costs were higher than originally estimated $4,010,966 for the fiscal year ended June 30, 1996. During the fiscal year ended June 30, 1996, the Company raised $6,875,416 from the sale of securities pursuant to Regulation S under the Securities Act of 1933 as amended ("Securities Act"). The shares of Common Stock sold in such offerings were sold at a discount of between 35% and 50% at the closing bid price of the Common
 Stock on the day before the sale. At June 30, 1996, the Company had a working capital deficit of $2,328,674 and had no material revenues from mining operations. Additional financing will be required in order for the Company to cover its mining and development costs in fiscal 1996-97 and to engage in full scale mining operation. At this time, the Company has no definitive plans regarding additional financing, but believes that it will likely be obtained through equity financing such as stock offerings or joint ventures. No assurances can be given that the Company will be able to raise cash from additional financing efforts and, even if such cash is raised, that it will be sufficient to satisfy the Company's capital requirements. If the Company is unable to obtain sufficient funds from future financings and/or operations, the Company may not be able to achieve its business objectives and may have to scale back its development plans. In addition, the Company may have to sell its assets in order to meet its obligations and may lose some of its properties for failure to make lease payments. In such event, the Company may be required to seek protection under the bankruptcy laws which will have a material adverse impact on the Company and the market value of the Common Stock.

 Possible Delisting of Securities from Nasdaq System; Risks Relating to Low-Priced Stocks.

         The Company's Common Stock is currently eligible for listing on Nasdaq. In order to continue to be listed on Nasdaq, however, the Company must maintain $2,000,000 in total assets, a $200,000 market value of the public float and $1,000,000 in total capital and surplus. In addition, continued inclusion on Nasdaq requires two market-makers and a minimum bid price of $1.00 per share. Recently, the Company's Common Stock has fallen below such minimum bid price; however, the Company will remain eligible for continued inclusion in Nasdaq if the market value of the public float is at least $1,000,000 and the Company has $2,000,000 in capital and surplus. As of June 30, 1996, the Company met the foregoing public float and capital surplus requirements. The failure to meet these maintenance criteria in the future may result in the delisting of the Company's securities from Nasdaq, and trading if any, in the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock (generally, any non-Nasdaq equity security that has a market price
 of less than $5.00 per share, subject to certain exceptions).   Such rules
 require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon-broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock.

 Lack of Proven or Probable Ore Reserves of Commercial Quantity at the
 Mines.

         Although the Company has begun preliminary exploration activities on its mining properties, the Company has not yet established proven or probable ore reserves. Consequently, the Company has been unable to ascertain with certainty whether adequate ore reserves sufficient for profitable operations exist. Management believes, however, that an evaluation of the Company's mines completed in May 1991 indicates the existence of sufficient mineralization to warrant continued exploration. There can be no assurance that proven or probable ore reserves will be established.

 Government Regulation;  Environmental Matters.

         The Company's mining facilities and operations are subject to substantial government regulation, including federal, state and local laws concerning mine safety, land use and environmental protection. The Company must comply with local, state and federal requirements regarding exploration operations, public safety, employee health and safety, use of explosives, air quality, water pollution, noxious odor, noise and dust controls, reclamation, solid waste, hazardous waste and wildlife as well as laws protecting the rights of other property owners and the public. Although the Company believes that it is in substantial compliance with such regulations, laws and requirements with respect to the mines currently in operation, failure to comply could have a material adverse effect on the Company, including substantial penalties, fees and expenses, significant delays in the Company's operations and the potential shutdown of the Company's operations.

         The Company must also obtain and comply with local, state and federal permits, including waste discharge requirements, other environmental permits, use permits, plans of operation and other authorizations.
 Obtaining these permits can be very costly and take significant amounts of time. Although the Company foresees no material problems or delays, no assurances can be given that the Company can obtain the necessary permits or commence mining operations, or that, if permits are obtained, there will be no delay in the Company operations or the Company can maintain economic production in compliance with the necessary permits.

 Competition.

         The Company operates in an industry that is characterized by intense competition for resources, equipment and personnel. Some of the Company's principal competitors are substantially larger, have substantially greater resources, and expend considerably larger sums of capital than the Company for exploration, rehabilitation and development.

 Risks in Mining Operations, Insurance Coverage and Uninsured Losses.

         The Company's activities are subject to all the risk and hazards commonly associated with mining operations, including, but not limited to unforeseen geological formations, cave-ins, environmental concerns and personal injury. The Company has insurance covering personal injury, workers' compensation and damage to property and equipment, although in view of recent trends in damage awards in personal injury lawsuits, such insurance may be insufficient to satisfy large losses or judgments against the Company. Furthermore, certain types of insurance coverage (generally against losses caused by natural disasters and Acts of God) are either unattainable or prohibitively expensive. Substantial damage awards against the Company or substantial damages not covered by insurance will affect the Company's ability to continue as a going concern and may force the Company to seek protection under the federal bankruptcy laws.

 Volatile Market Prices for Gold.

         The price of gold has a material effect on the Company's financial operations. Following deregulation, the market price for gold has been highly speculative and volatile. Since the end of 1987 the price of gold has declined from a high of approximately $500 per ounce to approximately $390 per ounce at September 15, 1996. Instability in the price of gold may affect the profitability of the Company's operations. No assurances can be given that the Company's mines contain ore in commercial quantities or, if ore in commercial quantities is discovered, that gold could be produced at a profit given the recent market price range for gold.

 Litigation; Administrative Proceedings.

         The Company is involved in various litigation matters and is the subject of an informal inquiry being conducted by the staff of the Commission in connection with the Company's financing activities pursuant to Regulation S under the Securities Act. An adverse determination of one or more of such matters could have a material adverse effect on the Company. See "Legal Proceedings."

 Proposed Changes to Mining Laws.

         Both the United States House of Representatives and the Senate have passed bills that seek to reform the General Mining Law of 1872, which governs exploration and mining activities on federal lands. The pending legislation contains strict new environmental protection standards and conditions, additional reclamation requirements and extensive new procedures. Both bills would also impose royalties on gold production from currently unpatented mines rather than the current annual assessment work requirement ($100 per claim). Although the Company expects its initial production to come from patented (rather than unpatented) claims, any future production from the Company's unpatented mining claims may be subject to an additional royalty payment or other costs, if revisions to the 1872 Mining Law are implemented.

         Brush Creek Mining and Development Co., Inc. (the Company) was incorporated in 1982 and is engaged in the exploration and development of gold mining properties. The Company currently owns the Brush Creek, Carson, High Commission, Gardner's Point and Pioneer Mines. The Company also has leases with options to purchase the Ruby, Rising Sun and Kate Hardy and Omega Mines. All of these mines, except for the Gardner's Point and Pioneer Mines, are located in the Allegheny-Forest-Downieville mining districts on the western slope of the Sierra Nevada mountain range in northern California and comprise approximately 6,300 acres. Because of the proximity of the mines to each other, the Company believes it can efficiently mine and operate these properties since it will be able to take advantage of economies of scale by sharing personnel, mill facilities and equipment. Because the Gardner's Point and Pioneer Mines are located outside the Allegheny-Forest-Downieville mining districts, the Company will most likely seek to enter into a joint venture to operate these mines.

         Based on previous studies completed in December 1990, management believed that the Company's mines had sufficient mineralization to warrant feasibility studies and in January 1991 engaged Keewatin Engineering to conduct and document those studies. The Company received Phase I and Phase II reports from Keewatin Engineering, the Phase II report being dated October 1992. The Phase I and Phase II reports were exploration and development reports of the Allegheny-Forest-Downieville mining district and mining properties of the Company, including an evaluation of the underground hard-rock system and surface geology studies to identify precious metal rock units, and additional structural geology studies within the district. The Ruby Mine was the Company's original focus because of its rich production history and because permits were in place for placer production and hard rock exploration.

         The Company filed its plan of operation for the Ruby and Carson Mines with the United States Forestry Department, and has obtained all necessary permits for continued production and milling at the Ruby Mine of up to 225 tons of material per day. In order to continue the underground development of the Carson vein system, a more extensive geologic evaluation using diamond drilling on surface and subsurface should be completed. As this was a capital intensive expense the Company decided to detain further development of the Carson Mine until the Company decides to integrate this program into its future development budget.

         From February 1992 when the Company began limited production at the Ruby Mine to December 1992 when the Company ceased production due to inclement weather, the Company milled approximately 7,300 tons of mineralized placer material and recovered approximately 200 ounces of gold, an amount which is inconsistent with historical production at the Ruby Mine in the early 1940's. However, the Company's management believes that these preliminary results are too small to be a reliable representative sample of the expected placer grades. More important, the Company has decided to focus on the lode deposits, which are readily accessible and of considerably higher grade. The Company has not completed sufficient drilling and sampling to establish proven or probable ore reserves at the Ruby Mine. This is partly due to a lava cap of between 210 and 950 feet of overburden, which makes surface drilling inappropriate, and partly due to a lack of sufficient capital to fund a systematic drilling program.

 Focus on Core Business

         Management believes that the future of the Company's mining lies in the Downieville-Allegheny area of northern California where the Company controls nine gold mines.

         During fiscal 1996, the Company focused its mining and exploration efforts in three areas. The Lawry side of the Ruby mine was reopened. Exploratory mining and milling of small guts in the gravel proved uneven. One day, 36 yards of material yielded more than twenty ounces of gold, including two large nuggets, which were over two ounces each. Other days, the runs were nearly blank. In an effort to intersect the main channels in the area, the Pilot and Mt. Vernon, the Company began driving a drift toward the east. Seismic tests indicate the potential for a depression in the bedrock approximately 260 feet from the start of the drift.

         The Wolf and Irene veins in the Ruby Mine were also explored. Due to the presence of visible gold, the Company began sinking on the Irene vein from the two-hundred foot level. After sinking approximately 15 feet, significant visible gold was encountered on the left-hand rib of the vein. However, 40 feet down, the vein split into several separate smaller veins. The decision was made to focus hard-rock mining on the Wolf vein which appears to be the main structure in the area.

         The Wolf vein was mined from track level to a depth of first, 65 feet, and then 200 feet in the late 1930's. The published grade of the ore was approximately .37 ounces of gold per ton of ore. The advent of World War II, and U.S. Government limiting orders, ultimately caused mining in the vein to stop.

         The Company followed a previously begun winze from the 200 foot level of the vein heading for the 275 foot level while simultaneously mining the left over ore between the 200 foot level and 65 foot level. Because all the high grade pockets and the best of the mill rock had been mined on that level in the 1930's, the Company did not expect to match the ore grade published in the 1930's. Seventy-four ounces of gold were extracted from 817 tons of ore.

         The Company began to sink on the Wolf vein in June 1996. As the winze got deeper, the vein widened indicating a stronger structure. The 275 foot level and virgin ore was reached in August 1996. The Company is working at that level and hopes to duplicate the published grade of the 1930's.

         Al Wasley, a seasoned mine superintendent with a long history of mining in the Mother-Lode district, was hired as mine superintendent. His first task was to replace a poorly designed hard-rock mill with one appropriate for Mother-Lode ore. As a result of Mr. Wasley's efforts, the Company now has a hard-rock mill circuit that includes: a jaw crusher, cone crusher, ball mill, jig, centrifugal force bowls and tables. The Company also uses its own equipment to amalgamate and pour the gold.

 Subsequent Events

         In July 1996, the Company successfully obtained an order on its motion to pierce the corporate veil of Consolidated Sierra Gold Mines, Inc. in Case No. 52943 in the Superior Court of the State of California in and for the County of Nevada. As a result, F. James and Simone Anderson are personally liable for the judgment obtained by the Company in the case against Consolidated Sierra Gold Mines, Inc. (see "Legal Proceedings"). A judgment on the order piercing the corporate veil was entered on August 5, 1996.

         The Company began crosscutting the 265 foot level of the wolf vein on strike in late July 1996. Heading south, favorable mineralization was encountered, including the presence of galena, pyrite and arsenopyrite. A sample of the arsenopyrite was assayed and found to contain more than two ounces of gold per ton. Heading north, visible gold was encountered. Seven six foot rounds taken in that direction showed increases in the amount and coarseness of the gold. The Company expects to begin running the hard-rock mill 12 hours per day to process the ore.

         On September 13, 1996, a raise was run from 255 feet in the Lawry placer drift into the gravel overhead. Samples will be run through the placer mill and the grade should be available within three weeks.

         In July 1996, the Company issued 695,652 shares of the Company's Common Stock in connection with an offering in May 1996, pursuant to Regulation S in which the Company entered into an investment agreement containing a purchase price adjustment clause that required the Company to issue such shares if the Company's low bid price fell below one dollar during the valuation period. The Company was also required to place the 695,652 shares with the Company's escrow agent until the end of the valuation period.

         Also in July 1996, the Company was required to issue 57,523 shares of the Company's Common Stock in connection with an offering in May 1996, pursuant to Regulation S in which the Company entered into an agreement with a purchase price adjustment clause.

         In September 1996, the Company received $250,000 from the sale of 757,576 shares of the Company's Common Stock, pursuant to Regulation S. The shares were sold at 50% of the closing bid price on the day before the sale.

 Employees

         The Company has 59 full-time employees, and operates in only one industry segment.

ITEM 2 - PROPERTIES

         The following is a discussion of the mining properties controlled by the Company. The Company began geological and engineering studies on all of its mining properties in January 1991. The Company received Phase I and Phase II Reports, the most recent of which is dated October 1992, following these studies. The Company has not completed sufficient geological activities and drilling to establish proven or probable ore reserves for its mines. The Company has no present intention of conducting further geological exploration and drilling to establish ore reserves for its mining properties.

         The Company began limited production at the Wolf vein and Lawry area placer gravels at the Ruby Mine during the fiscal year ended June 30, 1996. Production of approximately 100 tons of ore per day is expected in the fiscal year ending June 30, 1997. Ore taken from the Wolf and Lawry will be milled on site. Further work at these mines is subject to the Company receiving additional financing. The Company expects that if the required financing is obtained, it estimates it will cost approximately $4 million to perform the intended work and to continue operations at the Ruby Mine. There can be no assurance that the Company will obtain the required financing or any part thereof. In the event the Company is unable to raise the required financing, the Company will scale back its operations.

 Brush Creek Mine

         The Brush Creek Mine is an underground lode gold mine located in Sierra County, California, approximately eight miles west of the town of Downieville, California. It consists of eight patented mining claims comprising approximately 245 acres and 45 unpatented mining claims comprising approximately 960 acres. The Company's investment in this property is $2,062,629 at June 30, 1996, consisting of $408,496 of land and land options, $1,460,669 of development costs, and $193,464 of mining equipment.

         All of the unpatented claims in the property package are in good standing with assessment work documents for 1996 filed with both the Bureau of Land Management (BLM) in Sacramento and Sierra County in Downieville. The patented claims of the Brush Creek Mine are not fully permitted for underground exploration, development and production. A waste discharge permit is required and a plan of operation must be filed with the U.S. Department of Forestry and Sierra County before full scale mining may begin. The Company has no current plans to obtain such a permit or file a plan.

         The Brush Creek Mine was opened in 1868 when the old Brush Creek Shaft was sunk to a depth of approximately 600 feet. Reports indicate that between 1868 and 1870 it produced approximately 19,632 ounces of gold. Between 1870 and 1944, operations at the Brush Creek Mine were limited. In 1870, it was closed due to poor ground conditions, flooding of the shaft and a fatal accident. In 1922, the Ante Up Mining Company drove a 2,200 foot drift which eventually connected with the old Brush Creek tunnel. In 1927, shafts were driven into the Brush Creek Mine by the Kate Hardy Mining Company. Between 1870 and 1994, production records are sparse. Reports during this period indicate that 223 ounces of gold were produced in April of 1929. Between 1944 and 1950, A.L. Merritt made additional improvements to the Brush Creek Mine including the sinking of the Golden Gate Shaft to a depth of approximately 647 feet. Mining activity occurred between 1978 and 1979 when new equipment was installed and a new level was started. This activity ended when the Brush Creek Mine was flooded due to a power failure in 1979.

         In April of 1982, the Company leased the Brush Creek Mine and, in February of 1984, it purchased all patented and unpatented claims of the Brush Creek Mine. The Company continued limited development and production until the end of 1985 when the Brush Creek Mine was closed. Until the Brush Creek Mine was closed in 1985, work was carried out on an extension of the old Brush Creek Shaft and ore pockets were exploited between the 410 and 465 foot level. A new 60 tons-per-day mill was assembled near the portal of the Brush Creek tunnel and 14 holes totaling 4,950 feet were cored from various underground locations. Subsequent mining produced approximately 700 to 1,000 ounces of gold.

         Both upper and lower adits are reinforced with concrete and have steel security doors. The Brush Creek Mine has 30-pound rail, and electrical and air lines on both levels. The rail is in good condition. There is also a steel corrugated equipment building and a small changing room for miners located on the property.

         Water normally accumulates from underground sources in the Brush Creek Mine. This water can be pumped in sufficient quantity and quality for mining operations and the Company anticipates that it will be sufficient to meet its mining and milling needs. In addition to underground water, two streams flow all year on the property.

         The Brush Creek Mine is accessible by a graveled road maintained by Sierra County. Snow removal is performed during the winter by the Company. Electrical power is supplied by Pacific Gas and Electric
 Company, a public utility.

 Gardner's Point and Pioneer Mines

         The Gardner's Point and Pioneer Mines include two placer mines located on the same parcel of land comprising approximately 700 acres. These mines are approximately 10 air miles northwest of Downieville and three air miles east of La Porte in Sierra County, California in the Port Wine Gold Mining Region. The Gardner's Point and Pioneer Mines are approximately 12.5 air miles from the Company's other mines. These mines consist of three patented claims, the Pioneer, the Comet, and the Challenge, and two unpatented claims. The Company's investment in this property is $1,084,325 at June 30, 1996, consisting of $185,477 of land and land options, $770,327 of development costs, and $128,521 of mining equipment.

         All of the unpatented claims in the property package are in good standing with assessment work documents for 1996 filed with both the BLM in Sacramento and Sierra County in Downieville. A new operating permit and a waste discharge permit are required before full scale mining may begin at the Pioneer Mine. The Company has no current plans to obtain such a permit.

         Gold was first discovered in the area of the Gardner's Point and Pioneer Mines on Rabbit Creek in 1850 at the approximate location of the present town of La Porte. After 1885, drift mining continued along portions of the Port Wine Tertiary Channel, but progressively diminished after the turn of the century. In 1934, renewed activity occurred as a result of an increase in the price of gold mandated by the federal government. Following the outbreak of World War II, however, the federal government brought a halt to gold mining activities.

         In 1980, the higher price of gold led to the search for and leasing of the Gardner's Point and pioneer Mines by Mr. L.F. Goodson and the Gardner's Point Mine, a California Limited Partnership. Appealing characteristics of the Gardner's Point and Pioneer Mines were the unusually large amount of flat working space and areas of low overburden.

         In 1985, the Brush Creek Joint Venture, consisting of the Company and two other companies, purchased all patented and unpatented claims of the Gardner's Point and Pioneer Mines, and it produced approximately 2,800 ounces of gold from its operations before deciding in August of 1988 to suspend operations at the Gardner's Point and Pioneer Mines and reduce operations to a care and maintenance level. The Gardner's Point and Pioneer Mines were subsequently purchased by the Company in connection with the change of control of the Company in 1989.

         The Gardner's Point and Pioneer Mines have a Yuba-Lowe trommel which contains new interior screens and a water hutch. Additionally, the property has a two-story gold recovery building which houses a large
 Deister table and associated equipment for gold recovery. The Company spent approximately $100,000 to upgrade and improve water quality measures on these mines.

         The Gardner's Point and Pioneer Mines are accessible year round by roads maintained by Sierra County. However, the Company is responsible for snow removal in the winter. Existing access to the Gardner's Point and Pioneer Mines is from La Porte, California through the site of Queen City. It is also possible to reach these mines from Challenge, California through Union Hill. Access to the Gardner's Point and Pioneer Mines for heavy equipment is by United States Forest Service Roads from Strawberry Valley, California. Power is generated on the site of the Gardner's Point and Pioneer Mines.

         The Brush Creek Joint Venture submitted applications to Sierra County and the U.S. Forest Service in March of 1987 to initiate production activity at the Pioneer Mine. However, the authorities determined that an Environmental Impact Report (EIR) was necessary before exploration permits could be granted. Sierra County, acting as the lead agency, contracted with an engineering firm to complete the study. The draft EIR has been completed, distributed to the public and interested agencies, and comments have been returned and addressed by the Company. A final EIR must be submitted to and approved by Sierra County before production at the Pioneer Mine may begin. The Company has not submitted the request to continue the EIR process, and does not intend to do so at this time. Currently, the property is in a care and maintenance status.

 Ruby Mine

         In December of 1989, the Company issued 100,000 shares of its Common Stock which it used to purchase an option to lease the Ruby Mine and to purchase equipment located on the site. In March of 1990, the Company paid $50,000 to extend the option period to April 30, 1990. In April of 1990, the Company issued an additional 125,000 shares of its common stock in order to extend the option period to June 30, 1990. The Company exercised the option on June 30, 1990 by paying the owner $150,000 cash, which represents lease consideration of $50,000 and a $100,000 down payment on the purchase of the equipment. To complete the equipment purchase, the Company agreed to pay an additional $100,000 in cash in three equal semi-annual installments, which have been paid. The Company's investment in this property is $4,554,575 at June 30, 1996, consisting of $327,336 of land and land options, $2,251,714 of development costs, and $1,975,525 of mining equipment.

         Pursuant to the terms of the lease, which was most recently modified on November 1, 1994, the Company must pay a 7-1/2% net smelter royalty on all minerals produced from lode deposits and 10% on minerals produced from placer deposits with a minimum lease payment of $10,000 per month through June 30, 2000, subject to an adjustment based on the Consumer Price Index. The lease may be extended for two additional five-year periods or the property may be purchased for $4,000,000 subject to adjustment based on the Consumer Price Index payable by June 30, 2000. All payments made subsequent to July 1, 1995, to acquire the lease/option and all payments made under the lease subsequent to July 1, 1995, will be credited against the option purchase price. Performance under the lease purchase agreement is secured by the Company's equipment used in the mining operations on the leased premises.

         The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, California in Sierra County. The Ruby Mine consists of two patented claims comprising approximately 435 acres and 37 unpatented claims comprising approximately 1,150 acres. The mine encompasses four distinct underground river channels and three known lode gold veins.

         All of the unpatented claims in the property package are in good standing with assessment work documents for 1996 filed with both the BLM in Sacramento and Sierra County in Downieville. The patented claims of the Ruby Mine are fully permitted for underground exploration, small scale development and small scale production. However, a waste discharge permit is required and a plan of operation must be filed with the U.S. Department of Forestry before operations can be expanded beyond the current 225 tons-per-day.

         Production began at the Ruby Mine in the late 1870's when approximately 50,000 ounces of gold were extracted from what became known as the Old Ruby Channel. In the 1930's, the Ruby Mine was purchased by Clarence L. Best, who produced gold from the mine until it was closed in 1942 by War Production Board Order L-208. High labor rates and a gold price freeze kept the Ruby Mine from re-opening. In the 1950's, the Ruby Mine was sold and was subsequently mined by small operators until the mid-1970's. In 1979, the mine was leased to Alhambra Mines, Inc. After limited rehabilitation, Alhambra Mines, Inc. failed to make lease payments and the Ruby Mine reverted to its owner.

         The majority of the historical production at the Ruby Mine has come from underground placers. Since 1942 virtually no new ground has been opened and most of the attention has been directed at the Wolf lode vein and the Big Bend area of the Black Channel, a famous underground placer. Due to extensive overburden of up to 700 feet on the property, the only way new reserves will be established is from underground, utilizing mapping, sampling, and drilling techniques and by opening new ground.

         The Ruby Mine hosts a gold recovery washing plant with all associated equipment, a mill building, and a separate compressor building in good condition. The Ruby Tunnel has been rehabilitated, retimbered and refitted. The underground workings include 30-pound mine rail and electrical and ventilation equipment. The Ruby Mine has compressors, generators and an electric train with sufficient haulage capacity to feed a 200 ton per-day-mill. There are 21 mine ore cars and a Mancha locomotive in good condition on the property.

         The Ruby Mine is accessible via State Highway 49 to Pliocene Road to the Henness Pass paved road then via five miles of paved and gravel road. Power is generated on the site.

         The Company filed its plan of operation for the Ruby and Carson Mines with the United States Forestry Department, and has obtained all necessary permits for production and milling at the Ruby Mine of up to 225 tons of material per day. The mine, if operated, however, has been operating at less than 225 tons of material per day. From February 1992 when the Company began limited production at the Ruby Mine to December 1992 when the Company ceased production due to inclement weather, the Company milled approximately 7,300 tons of mineralized material and recovered approximately 200 ounces of gold, an amount which is inconsistent with historical production at the Ruby Mine in the early 1900's, and is insufficient in total quantity to be a reliable representative sample of the expected grade of the mineralized gravel. Consequently, no assurances can be given that future production will result in grades of similar or historical amount. Furthermore, the Company has not completed sufficient geological activities and drilling to establish proven or probable ore reserves at the Ruby Mine. The Company has no present intention of conducting further geological exploration and drilling to establish ore reserves at the Ruby Mine at this time.

         From December 1992 when the Company ceased production at the Ruby Mine until July 2, 1993, when the Company recommenced production, the Company rehabilitated and re-timbered approximately one and one-quarter miles of horizontal haulage tunnel supports and a 210 foot vertical shaft for mine safety, built underground roads for use by diesel loaders recently purchased by the Company, constructed a new sixty-foot steel head frame and installed a hoist over the Lawry Shaft at the Ruby Mine, installed a complete underground ventilation system and electrical system at the Lawry Shaft, constructed a new waste water treatment system for use at the mill site, modified and enlarged the structures and ore bins at the mill site, and removed two main mill and warehouse structures at the Carson Mine.

         The Company commenced production in the Lawry Shaft, a new area of the Ruby Mine, on July 2, 1993, and in August 1993 recommenced production in the Black Channel of the Ruby Mine where most of the production occurred between February 1992 and December 1992. The Company has completed the sixty foot steel head frame at the Lawry Shaft and set-up electrical lines and constructed a hoist house, with associated hoist equipment.

         The Company recommenced production in the Lawry Shaft on June 26, 1994. Underground programs consisted of driving exploration drifts towards potential primary channels. Sampling programs were undertaken to allow the mining of approximately 5,000 tons of material. The Company drove a total of approximately 430 feet downstream and 520 feet upstream in the Lawry Channels. The Lawry shaft is currently under care and maintenance as the Company concentrates on its hard rock targets.

 Rising Sun Mine

         In December of 1989, the Company issued 10,000 shares of its common stock for an option to lease the Rising Sun Mine. On June 30, 1990, the Company exercised the option upon payment of $20,000 cash and entered into a five year lease with an option to purchase. Pursuant to the terms of the lease, which was most recently modified on November 11, 1994, the Company must pay a net smelter royalty of 8% on all minerals produced with a minimum royalty of $4,590 per month, through June 30, 2000, subject to an adjustment based on the Consumer price index. The property may be purchased for $1,000,000 payable on or before June 30, 2000, subject to adjustment based on the Consumer Price Index. All payments made to acquire the lease/option and all payments made under the lease will be credited against the option purchase price. The Company's investment in this property is $139,091 at June 30, 1996, consisting of $9,111 of land and land options and $129,980 of development costs.

         The Rising Sun Mine is an underground lode gold mine located approximately three miles southeast of Allegheny, California. It consists of four patented claims comprising approximately 52 acres, three unpatented claims comprising approximately 60 acres, and one placer claim comprising 10 acres.

         All of the unpatented claims in the property package are in good standing with assessment work documents for 1996 filed with both the BLM in Sacramento and Sierra County in Downieville. There are currently no existing permits to mine either the patented or unpatented claims.

         The Rising Sun Mine produced gold as early as 1882. By 1883 two tunnels had been driven and production is estimated to have exceeded 3,000 ounces of gold. The Rising Sun Mine closed after an attempt to design and construct a mill failed in the 1890's. During the early 1960's the Mine re-opened and considerable drilling and raising was conducted in an effort to intersect the Rising Sun Vein and Cedar Vein. Mining ceased as custom milling became prohibitively expensive. In 1960, the Rising Sun Mine was acquired by the Rising Sun Development Company. In 1973, G.R. Beechel completed a mapping program and compiled a list of recommendations for further work.

         There is a generator, compressor, rock drills, and a mucking machine on the property. The overall ground condition of the mine is good. Since the early 1960's, the Rising Sun Mine has operated on a care and maintenance level only. Currently, however, the Company is driving around a caved in area in an attempt to get to the face of the drift where high-grade assays have been reported. The Company also is attempting to find the potentially high grade intersection of the Belmont and Rising Sun veins.

         The Rising Sun Mine is accessible via Kanaka Creek Road, a graveled road. The property will require on-site generators to supply power.

 Carson Mine

         The Carson Mine is located in Sierra County, California, on the western slope of the Sierra Nevada Mountain Range. Access to the Carson Mine is by a two mile dirt road, which connects the Henness Pass Road, an all weather paved road. The nearest large population center is Grass Valley, about 40 miles south of the site. Downieville is located two miles north of the Carson Mine. Allegheny, California is approximately four miles south of the Carson Mine. The Carson Mine, also known as the City of Six Mine, is an underground mine and consists of 21 unpatented lode claims and two unpatented placer claims comprising approximately 550 acres. The Company's investment in this property is $3,294,424 at June 30, 1996, consisting of $2,199,858 of land and land options, $1,051,731 of development costs, and $42,835 of mining equipment.

         The City of Six gravel deposit was discovered at the site of the Carson Mine in the 1850's. The property was operated as a hydraulic pit until 1886, when hydraulic mining was stopped in California by judicial mandate. From 1860 to 1879, the gravel was worked underground by drift mining. Reports from 1879 indicate that a channel had been tunneled from the City of Six pit to Rock Creek, a distance of about one mile.

         Work began on the Carson Mine in the mid 1920's. By 1930, two adits had been driven on the Carson Mine vein; the upper adit 925 feet and the lower adit about 2,600 feet. The two adits are separated vertically by 460 feet and on the dip by 500 feet. From 1932 to 1942, a 500 foot raise was constructed from the lower level to the upper level. The raise was used as an ore pass, allowing ore mined on the upper level to be transported from the lower level.

         A 30 foot winze is operable in the same areas as the raise. The winze accesses the vein about 25 feet downdip from the upper level. The vein has been drifted on for 60 feet to the south from the winze. A 14-foot cross cut connects the main raise with the winze sub level. The main rise is open from the winze sub level downward, for about 350 feet on the vein. The bottom 125 feet of the raise above the lower level is plugged with ore and muck as is that above the upper level. The underground portion of the property has 20-pound mine rail in good condition.

         In the early 1980's, the Carson Mine was sold to Golden Lion Mining Corporation. Golden Lion's work consisted of rehabilitation of the upper adit, construction of a 30 foot winze in the upper adit, and limited stopping both above and below track level in the upper workings. In 1986 and 1987, a 50 tons-per-day gravity circuit mill was constructed on the property. In 1988, Golden Lion Mining Corporation leased the Carson Mine to the Ireland Mining Corporation, which operated the Carson Mine to July of 1990 when it was acquired by the Company.

         On July 31, 1990, the Company acquired the Carson Mine, together with the improvements, inventory and equipment located on the property, from Golden Lion Mining for a total consideration of approximately $2,299,000.
 The consideration paid to Golden Lion Mining consisted of $50,000 cash, an $89,000 promissory note due August 15, 1990, 502,070 shares of common stock, and an agreement to deliver 61.3 ounces of gold bullion by August
 1, 1992. In addition, Golden Lion Mining had forward sold 2,000 ounces of gold to four individuals. As further consideration, the Company assumed Golden Lion Mining's forward sell obligation by issuing a total of 781,072 shares of its common stock. Finally, the Company issued 976,000 shares of common stock to Ireland Mining Corporation in consideration for Ireland Mining Corporation terminating its lease and option to purchase the property with Golden Lion Mining.

         All of the unpatented claims in the property package are in good standing with assessment work documents for 1996 filed with both the BLM in Sacramento and Sierra County in Downieville. However, a waste discharge permit is required and a plan of operation must be filed with the U.S. Department of Forestry before full scale mining may begin.

         The Carson Mine previously had a 50 tons-per-day gravity flow mill and mill housing which was in need of engineering and structural work to meet current building codes. A large seven-bedroom cabin, a smaller cabin that has been improved and a mobile home are currently located on the Carson Mine property. Although not currently planned for production in the next fiscal year, when the Company does begin production at the Carson Mine it intends to mill the ore at the Ruby mill site. Power at the Carson Mine is supplied by Pacific Gas and Electric Company, a public utility.

         The upper level of the Carson Mine is fully supplied and operational for small scale operations. Air and water lines are installed throughout and adequate natural ventilation is assisted by a 12 foot fan. This level is serviced by a 925 foot traced adit, the entire length of which is open.
 A raise, which was once open to the surface (125 ft.), is present about
 600 feet in by the portal. A north-south subdrift is present off the raise for 150 feet.

         On July 24, 1990, the Company obtained from an independent mining laboratory 64 channel samples of ore from the Carson Mine. Each sample weighed approximately 25 pounds and had an average width of over 4.6 feet. Samples taken yielded an overall uncut weighted average of 5.45 ounces of gold per ton. These substantial-grade ore shoots were tested in two levels with a distance of 400 feet vertical separation. All of the assays occurred within a strike length of 125 feet. On August 29, 1990, the Company received confirmation of these substantial grades from a separate independent mining laboratory. The confirmation report consisted of nine channel sample checks of ore taken from the Carson Mine. Although no assurances can be given that these substantial grades will continue through the length of the entire vein, the strike length potential of this vein is believed to be 4,100 feet and is thought to extend into additional ground currently controlled by the Company. In order to determine the magnitude of its discovery and to evaluate its findings further the Company has completely mapped and sludge drilled the vein system in the exposed portions of the Carson vein. Because the Company decided to begin production at the Ruby Mine, the Company postponed further development at the Carson Mine.
ITEM 2 - PROPERTIES - (Continued)

 Carson Mine - (continued)

         The Company also has 16 lode claims named the BC Claims which are located on the northern border of the Carson Mines.

 High Commission Mine

         In September of 1990, the Company entered into an agreement to purchase the High Commission Mine for 50,000 shares of the Company's common stock and $30,000 in cash. The Company's investment in this property is $107,993 at June 30, 1996, consisting of $101,875 of land and land options, and $6,118 of development costs.

         The High Commission Mine is located in the Allegheny-Forest-Downieville mining districts in Sierra County, California, approximately one-half to two miles northeast of Downieville. The High Commission Mine is an underground mine and consists of 22 unpatented lode claims comprising 440 acres and five unpatented placer claims comprising 500 acres. The unpatented claims in the property package are in good standing with assessment work documents filed with both the BLM in Sacramento and Sierra County in Downieville. Its current configuration is a consolidation of four past producing gold mines. The High Commission, the Big Ledge, the Mexican, and the Golden Star.

         The High Commission Mine was discovered in 1888 and produced approximately 1,234 ounces in a bunch of arsenopyrite from the sinking of an 18-foot shaft. In addition, approximately 177 ounces were produced about 1914.

         Three veins were developed on the property, the High Commission, Big Ledge, and Mexican. The High Commission has a 280-foot tunnel with a quartz vein averaging 4.5 feet and carries free gold and arsenopyrite.
 The strike was over three miles on the surface. The Big Ledge vein is 11 feet wide, carries free gold and no sulphide, and parallels the High Commission vein. The subsequently developed Mexican vein parallels and is 300 feet in length. Both tunnels were in pay shoots, with open cuts occurring over 900 feet. Quartz fissure veins occur along a slate foot wall and porphyry hanging wall contact which carry free gold, arsenopyrite and pyrite mineralization. The veins vary from two to fifteen feet in width and the parallel vein 40 feet west averages four to five feet in width. The strike is north, dips 70 to 80 degrees east, and has a length on surface of 3,000 feet.

         The geology of the property consists mainly of the Calaverous Formation, Carboniferous Period, comprised of slate, quartzite and porphyry. The quartz veins carrying the free gold mineralization occur along the porphyry-slate contact within a 300 to 400-foot shear zone associated with the Melonese Fault Zone. The High Commission, Big Ledge and Mexican veins all occur within this wide contact rock formation. The veins vary from a few inches up to 20 feet in width, striking mainly a north-south direction and dipping 70 to 80 degrees east. Another vein formation strikes northeast and dips 60 degrees northwest. The zone appears to be altered and mineralized.

         The High Commission Mine is accessible by State Highway 49. The property will require on-site generators for power. Because of the Company' focus on the Ruby Mine, the Company has put the High Commission on a care and maintenance program.

 Kate Hardy Mine

         The Kate Hardy Mine was discovered in 1860 and is an underground lode gold mine located in Sierra County, California, and is approximately three miles south of the Brush Creek Mine. The Kate Hardy Mine consists of two patented claims comprising approximately 42 acres and 15 unpatented claims comprising approximately 320 acres. The Company's investment in this property is $156,456 at June 30, 1996, consisting of $58,667 of land and land options, and $97,789 of development costs.

         All of the unpatented claims in the property package are in good standing with assessment work documents for 1996 filed with both the BLM in Sacramento and Sierra County in Downieville. The Kate Hardy Mine has no permits for mining operations.

         In 1957, Richmond Flatland, Sr. acquired the Kate Hardy Mine. In the mid to late 1970's, various attempts were made to rehabilitate the Kate
 Hardy Mine. On June 30, 1992, the Company entered into a lease effective March 23, 1992, in the form of a mining option agreement for a term of five years expiring March 22, 1997. The Company paid a $50,000 payment (initial option payment) upon the execution of the agreement; and during the term of the lease, must pay $5,500 per month for each month during the first year; $6,500 per month during the second year; $7,500 per month during the third year; $8,500 per month during the fourth year; and $9,500 per month during the fifth year. In addition, the Company must pay a 6% net smelter royalty on all minerals produced. The option purchase price for the mine is $1,500,000 less 75% of all option payments paid up to a maximum of $750,000.

         The Kate Hardy Mine contains a quartz vein on a reverse fault. The vein is traceable along the surface for approximately 1,500 feet and disappears under tertiary lava both to the north and the south. The vein varies in width from a few inches to over 55 feet. Dykes of gabbro and serpentine cut the vein irregularly. Considerable slate has been replaced by carbonate close to, and within, the vein. Mariposite is erratic in distribution and is not necessarily confined to the exposed serpentine zones. Historically, the best gold production has come from the foot wall and hanging wall portions of the vein. The vein core is largely barren bull quartz. Sulphide minerals associated with gold in the vein include arsenopyrite, pyrite, galena and trace sphalerite.

         Development has been carried out over 2,700 feet of strike length on the Principal No. 1 North and South Drifts. The vein has been developed on five levels, two of which are accessed by an internal shaft. Stopping has been carried out with three principal blocks over a vertical range of 600 feet.

         The Kate Hardy mine has been in a care and maintenance level since 1975. The site has a 100 tons-per-day gravity flow mill which requires some upgrading and repair. The underground workings in the south adit are in fair condition with appropriate 20-pound mine rail and all electrical and ventilation utilities installed. The north adit is caved-in for approximately 75 feet and will have to be rehabilitated with new timbering before access to the north section of the property is permitted. There is a corrugated mill building in fair condition and an equipment building in fair condition on the property.

         The Company has been permitted to dewater the mine. This will allow the Company access to approximately 16,000 tons of ore and will enable the Company to explore the O'Donnell winze and the five existing ore shafts.

         The Kate Hardy Mine is accessible by Mountain House Road, a graveled road. Power is supplied by Pacific Gas and Electric Company, a public utility.
ITEM 2 - PROPERTIES - (Continued)

 Omega Mine

         The Omega Mine is an underground drift placer mine in Sierra County, California, and is contiguous with the Kate Hardy Mine and is covered by the Kate Hardy lease referred to above. The Omega mine consists of seven unpatented claims comprising approximately 440 acres.

         All claims in the property package are in good standing with assessment work documents for 1996 filed with both the BLM in Sacramento and Sierra County in Downieville. However, a waste discharge permit is required and a plan of operation must be filed with the U.S. Department of Forestry before full scale mining operation may begin. The Company has no current plans to obtain such a permit or file such a plan.

         The Omega Mine was active during the 1920's and 1930's when a labyrinth of tunnels exceeding 2,000 feet was driven in the underlying serpentine mainly in pursuit of high grade pay streaks. Raises were driven to access stopping areas in the gravel. In 1957, Richmond Flatland, Sr. acquired the Omega mine. There was no activity on the claims until 1980, at which time the underground workings were completely remapped. Most of the gravel was found to be of igneous origin containing a small percentage of white quartz cobbles. Cobbles vary from a few inches to twelve inches in diameter and are tightly cemented by sand and silt.

         Before any production may begin at the Omega Mine, the underground workings will have to be retimbered. There is no equipment at the mine site at the present time.

         The Omega Mine is accessible by Mountain House Road, a graveled road. Power is supplied by Pacific Gas and Electric Company, a public utility.

 Unpatented Property Interests

         The Company has acquired rights to explore for and produce minerals on federally owned lands and paid all required fees to maintain the unpatented claims. The Company acquired these rights through the acquisition of previously located mining claims from the claimant or through the location of unpatented mining claims upon unappropriated federal land pursuant to procedures established by the General Mining Law of 1872, the Federal Land Policy and Management Act of 1976, and various state laws. These referenced laws generally provide that a citizen of the United States, including a corporation, may acquire a possessory right to explore for and to develop and produce valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location. Withdrawn lands would include, for example, lands included in national parks and military reservations and lands designated as part of the National Wilderness Preservation System (NWPS).

         The location of a valid mining claim on federal lands requires the discovery of a valuable mineral deposit, the erection of appropriate monuments, the posting of a location notice at the point of discovery, the marking of the boundaries of the claim in accordance with federal law and the laws of the state in which it is located, and the filing of a notice or certificate of location and a map with the BLM and the real property recording official of the county in which the claim is located. Failure to follow the required procedures may render the mining claim void. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to explore for, develop and produce minerals from the claim. This property right can be freely transferred and is protected against appropriation by the government without just compensation. Also, the claim locator acquires the right to obtain a patent (or deed) conveying fee title to his claim from the federal government upon payment of fees and compliance with certain additional procedures.

         Unpatented mining claim interests possess certain unique vulnerabilities not associated with other types of property interests.
 For example, in order to maintain each unpatented mining claim, the claimant must annually perform not less than $100 worth of work or improvements on or for the benefit of the claim and must file with state and federal authorities an affidavit attesting to the performance of such work. Although currently not a requirement, the Company feels it should continue to file proofs of labor to prevent adverse claimants from occupation of the claim and to have a proper chain of title should the Company decide to apply for patents. In addition, the Bureau of Land Management currently assesses a $100 per claim rental fee which, if not paid annually before August 31 of each year, invalidates the unpatented claims. In the fiscal year ended June 30, 1996, the Company paid approximately $16,000 of rental fees to the Bureau of Land Management to validate said claims. Failure to perform such work will render the claim subject to relocation by third parties and constitutes abandonment of the claim. Further, because mining claims are often located with less then sophisticated surveying techniques, great difficulty may arise in determining the validity and ownership of specific mining claims. Moreover, under applicable regulations and court decisions, in order for unpatented mining claims to be valid against a governmental challenge, the claimant must be able to prove that the mineral deposit on which the claim is based can be mined at a profit. Thus, it is conceivable that, during times of declining metal prices, claims that were valid when located could be invalidated by the federal government.


 ITEM 3 - LEGAL PROCEEDINGS

         During the fiscal year ended June 30, 1996, the Company entered two significant settlement agreements. The settlement agreements resolve claims against the Company made by Zuri Invest A.G., et. al., and the Royal Bank of Scotland, et. al. The Company has filed complaints against the Andersons and parties and entities related to the Andersons which were allegedly involved in the initial transactions, or lack thereof, which caused the settled damages to Zuri Invest A.G. and Royal Bank of Scotland.

         Additionally the Company went to trial against Consolidated Sierra Gold Mines, Inc. ("CSGM"), and won a $30,000 jury verdict in its cross-compliant against CSGM.

         With that result, all meaningful litigation against the Company was resolved.

         The Company has been requested pursuant to a non-public informal inquiry by the staff of the Securities and Exchange Commission, to provide information to the staff of the Commission regarding the Company's financing activities in reliance upon Regulation S under the Securities Act. The Commission has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person.

         The following is a detailed historical perspective of significant actions involving the Company, including those summarized above.

         On August 9, 1991, Zuri Invest A.G., Andre Michaels and Peter Woodfield (the "Plaintiffs") filed a complaint against the Company, Euro Canadian Securities Limited, Georges Benarroch, Simone Anderson, James Anderson and Capitol Bank Sacramento and were seeking 1,500,000 shares of the Company's Common Stock previously owned by Simone Anderson and subsequently sold to Euro Canadian, which were allegedly promised to Plaintiffs in connection with the Company's equity financing in 1990. In a stipulated settlement, Euro Canadian and Georges Benarroch agreed to defend and indemnify the Company in any lawsuit filed by the Plaintiffs claiming title to such shares. Accordingly, the Company tendered its defense in this lawsuit to Euro Canadian and Georges Benarroch who agreed to provide the Company with such defense. Mr. Benarroch defaulted in the proceeding and although the Company had the commitment from Mr. Benarroch, the Company engaged its own counsel and vigorously defended itself in this litigation.

         Simone Anderson also filed a counterclaim in the Zuri Invest action against the Royal Bank of Scotland, seeking rescission of 3,250,000 shares (pre-split) of Common Stock transferred to the Royal Bank of Scotland by Simone Anderson in connection with certain financing on behalf of the Company. After the Royal Bank of Scotland was served with the complaint, an order of default was entered against it. Based on the order of default, representations made by Simone Anderson, Ms. Anderson's agreement with the Company to indemnify it from any adverse claims, and the deposit of $200,000 with the Company to secure performance under the indemnity agreement, the Company transferred the 3,250,000 (pre-split) shares into the name of Simone Anderson and reserved an additional 3,250,000 shares of Common Stock as a contingency for future adverse claims. Thereafter, the Company, its transfer agent, and Simone Anderson received notice from the Royal Bank of Scotland, as nominee, demanding return of the 3,250,000 shares and further threatening legal action if the shares were not returned.

         On December 14, 1995, the Company entered into an agreement (the "Zuri Agreement") with Zuri Invest A.G., Andre Michaels and Peter Woodfield in connection with the Zuri Invest action to partially satisfy the joint and several judgment entered in the Zuri Invest action against the Company and Simone Anderson and James Anderson (collectively, the "Andersons") on October 31, 1995 (the "Judgment"). The Zuri Plaintiffs agreed, subject to the receipt of the consideration described below, not to seek any further recovery directly from the Company on the Judgment, and to release the Company from any further liability thereunder. The Zuri Plaintiffs also agreed not to pursue recovery against the Andersons on the Judgment if it is judicially determined that the Andersons have indemnification rights against the Company with respect to the Judgment. The Company issued and delivered to each, Woodfield and Michaels, 250,000 shares of the Company's Common Stock. The Company issued 600,000 shares of the Company's Common Stock to Zuri Invest and delivered 200,000 of such shares to Zuri Invest on or about April 9, 1996, and 200,000 shares on or about June 9, 1996. The remaining 200,000 shares were held in escrow for delivery to Zuri Invest on September 9, 1996.

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

         Pursuant to the Zuri Agreement, the Company also assigned to the Zuri Plaintiffs an interest (33% of the Company's 60% interest) in claims asserted against the Andersons and their controlled corporations in the action entitled Brush Creek Mining and Development v. F. James Anderson, et al., currently pending in the United States District Court, Northern District of California.

         On December 13, 1995, the Company entered into an agreement (the "Royal Bank Agreement") to settle the action by the Royal Bank of Scotland by delivering to the plaintiffs in such suit (the "Royal Bank Plaintiffs") 216,667 shares of the Company's Common Stock and cash in the amount of $241,000. The Company also assigned to the Royal Bank Plaintiffs a portion of its interest in any total recovery from claims against the law firm formerly known as Bartel, Eng, Miller & Torngren, the Company's formal legal counsel ("Bartel, Eng"). On December 13, 1996, the Company is further required to deliver to each of the Royal Bank Plaintiffs, at his or her option, additional shares of the Company's common stock or additional cash. The number of shares of Common Stock or the amount of cash each Royal Bank Plaintiff is entitled to receive is based on the amount of his or her pro rata interest in amounts paid by the Company pursuant to the Royal Bank Agreement. If all Royal Bank Plaintiffs elect to receive Common Stock the Company will be required to issue and deliver a maximum of 300,000 shares in the aggregate and if all Royal Bank Plaintiffs elect to receive cash, the Company will be required to deliver cash in the maximum aggregate amount of $600,000.

         The Company's obligations under the Royal Bank Agreement are secured by (1) a deed of trust on all real property and patented and unpatented mineral claims owned by the Company; (2) a first priority security interest in all of the Company's right, title and interest in and to any and all goods, products, yield, receivables, inventory (including any gold from any mines), any and all exploration and drilling information, data, maps, reports or surveys, and any and all income and proceeds derived from the Company's mining operations on property which the Company presently or subsequently owns or leases; (3) a first-priority security interest in the Company's right, title and interest in and to any total recovery by the Company on the claims against Bartel, Eng; and (4) a stipulated judgment in the amount of $3,250,000. The priority and other matters related to the enforcement of the respective deeds of trust executed by the Company pursuant to the Zuri Agreement and the Royal Bank Agreement are determined by an intercreditor agreement between the Zuri Plaintiffs and the Royal
 Bank Plaintiffs.

         The Royal Bank Agreement provides that an uncured default under the Zuri Agreement constitutes a default under the Royal Bank Agreement and that an uncured default under the Royal Bank Agreement constitutes a default under the Zuri Agreement.

         The Company has registered the 1,616,667 shares of Common Stock issued and delivered pursuant to the Zuri Agreement and the Royal Bank Agreement, which represents approximately 10 percent of the total outstanding shares of the Company's Common Stock as of June 30, 1996. This number includes the 300,000 additional shares that may be issued pursuant to the Royal Bank Agreement.

         On June 18, 1996, Hinton & Alfert was substituted in as counsel for the Company in the case Royal Bank of Scotland et. al. v. Brush Creek Mining & Development, et. al. in the United States District Court for the Eastern District, Case Number CV-S-94-0962 GEB GGH. Hinton & Alfert represent the Company in its cross-complaint against attorneys Bartel, Miller, Eng & Torngren for Professional Negligence and against Simone Anderson for Contractual Indemnity.

         On October 24, 1994, the Company filed an amended complaint against
 F. James Anderson, Simone Anderson, Edward M. Lawson, Consolidated Sierra Gold Mines, Inc. ("CSGM"), Independent Sierra Gold Mines, Inc. ("ISGM"), Bartel, Eng, Miller & Torngren, attorneys, Robert Sibthorpe, Coopers & Lybrand and Yorkton Securities as defendants in an action to recover damages. The suit was filed in the United States District Court for the Northern District of California as Case No. C94-3487 (the "Federal Action"). On April 28, 1995, the Company filed a third amended complaint which seeks to recover damages against James and Simone Anderson for breach of fiduciary duty, for violations of Rule 10 b-5 and 16(b), and for violations of California Corporations Code Section 25400(d) and Section 25401. The lawsuit seeks to recover damages against Edward M. Lawson, Robert Sibthorpe and Yorkton Securities, Inc. for breach of fiduciary duty. The lawsuit seeks to recover damages against James and Simone Anderson, ISGM, CSGM, Robert Sibthorpe, and Yorkton Securities, Inc. for intentional and negligent misrepresentation. The lawsuit seeks to recover damages against the firm of Bartel, Eng, Miller & Torngren based upon breach of fiduciary duty and negligence claims. The law firm of Bartel, Eng, Linn & Schroder has (as successor in interest to Bartel, Eng, Miller
 & Torngren) filed a counterclaim in this litigation seeking recovery from the Company of legal fees totaling approximately $95,000. The accounting firm of Coopers & Lybrand has been dismissed as a defendant from the litigation without prejudice.

         As to the progress of the case to date, an initial round of discovery has been completed. On August 12, 1996, defendants Yorkton Securities and Robert Sibthorpe filed a joint Motion for Summary Judgment. The hearing on that motion is set for October 11, 1996. There has been no trial date set.

         On November 3, 1994, the Company was served a complaint filed in Superior Court of the State of California in and for the County of Nevada, Case No. 52943, by CSGM for amounts claimed to be due and owing by the Company. The complaint seeks to recover $335,000 pursuant to an alleged open book account and $950,000 pursuant to fees and expenses which CSGM allegedly incurred on behalf of the Company for general financial advice and advice concerning mergers and acquisitions.

         On April 4, 1996, a jury returned a verdict in favor of the Company in the action by CSGM. In addition, the jury returned a verdict against CSGM in favor of the Company in the amount of $30,000 on the Company's cross-action. Following the verdict, the Company filed a motion to pierce the corporate veil of CSGM, which motion was heard on June 7, 1996.

         On November 7, 1994, the Company was served with a complaint filed in the Superior Court of the State of California in and for the County of Sacramento, Case No. 543926, by James Anderson and Simone Anderson for amounts claimed to be due and owing by the Company. The complaint sought to recover $58,821 and unspecified further sums they have incurred or will incur in legal fees and costs in providing a defense in the Zuri Invest litigation. The Company has entered into a settlement in this matter whereby the Company has paid the past legal fees incurred by Mr. and Mrs. Anderson and has agreed to pay the legal fees they continue to incur in defending themselves in the Zuri Invest litigation. On February 16, 1996, this agreement became a stipulated judgment which concluded the action.

         On February 8, 1996, the Company filed a complaint against F. James Anderson and Simone Anderson in Superior Court of the State of California, in and for the County of Sacramento, Case No. 96AS 00513 (the "Sacramento Action"). The complaint seeks (a) judicial determination and declarations that the Company (1) has no further obligations to advance defense fees and costs incurred by the Andersons in connection with the Zuri litigation, including on the Andersons' appeal of that judgment; (2) is entitled to recoup defense fees and costs allocable to the Andersons' defense of claims in the Zuri Invest litigation for which they were found liable; (3) is not required to indemnify the Andersons for their liability in the Zuri Invest litigation; (4) has no duty or obligation to the Andersons to account for, replenish, and/or return monies to or pay interest on the $200,000 provided by the Andersons as partial indemnification to the Company in connection with the Royal Bank litigation; and (5) is entitled to have all amounts returned to the Company from the $200,000 which were disbursed for the purposes other than to indemnify the Company such that the Company receives the full net benefit of the $200,000, and (b) equitable indemnification to collect from the Andersons their proportionate share of the judgment in the Zuri Invest litigation.

         On April 4, 1996, the Company was served with the Anderson's answer to the Sacramento Action and their cross-complaint against the Company.
 The answer generally denied the allegations of the Company's complaint and asserted various affirmative defenses. The cross-complaint seeks judicial determination and declarations that the Company (1) is obligated to advance the Andersons' defense costs (including costs of appeal) in the Zuri litigation and defense costs in the Federal Action and (2) is obligated to indemnify them from the judgment in the Zuri Invest litigation and any judgment that might be rendered against them in the Federal Action.

         Also, on April 4, 1996, the Company was served with a motion by the Andersons for summary adjudication of two of their cross claims which would have forced the Company to advance the Andersons' defense cost in the Zuri litigation and the Federal Action. On May 3, 1996, the Andersons' motion was heard by the superior court and denied.

         The Company answered the Andersons' cross complaint on May 6, 1996 generally denying the allegations and asserting various defenses. The Company also anticipates amending its original complaint to assert an additional claim to hold the Andersons liable for the entire amount of the Royal Bank of Scotland settlement.

         The Company has been requested pursuant to a non-public informal inquiry by the staff of the Securities and Exchange Commission (the "Commission") to provide information to the staff of the Commission regarding the Company's financing activities in reliance upon Regulation S under the Securities Act. The Commission has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person.

         The Company is a party to other various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the business or financial position of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 12, 1996, the Company held an annual meeting of shareholders to vote upon the election of directors and approve appointment of Brown Armstrong Randall & Reyes as independent auditors for the fiscal year ended June 30, 1996.

         At the annual meeting James S. Chapin, Howard Kalodner, Albert Miller and Kenneth S. Friedman were elected to serve as directors until the next annual meeting. For each of the above directors 6,994,603 shares were represented. The following are the results of the voting.

                              Howard Kalodner          Albert Miller

 For nominees                    6,956,155               6,954,070
 Withhold authority                  5,656                   7,741
 Abstained                          32,792                  32,792

                                 6,994,603               6,994,603


                              James S. Chapin        Kenneth S. Friedman

 For nominees                    6,924,237               6,956,219
 Withhold authority                 13,166                   5,592
 Abstained                          57,200                  32,792

                                 6,994,603               6,994,603

         In addition, the shareholders voted 6,905,059 shares for approval of Brown Armstrong Randall & Reyes as independent auditors, 17,321 shares voted against, and 71,343 shares abstained.

                             PART II


 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
 MATTERS

         The Common Stock of the Company is traded in the over-the counter market and is quoted in the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol BCMD.

         There is no established public trading market for the Company's
 Common Stock. The following table sets forth the range of the high and low closing bid prices of the Company's Common Stock for the fiscal years ended June 30, 1996 and 1995. The bid quotations set forth reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                               Range of Bid Prices

                                               Low        High

 Fiscal Year 1996  First Quarter            $  2.37     $ 4.93
                   Second Quarter           $  0.25     $ 3.43
                   Third Quarter            $  0.72     $ 1.37
                   Fourth Quarter           $  0.81     $ 2.25

 Fiscal Year 1995  First Quarter            $  2.13     $ 3.00
                   Second Quarter           $  1.88     $ 3.63
                   Third Quarter            $  2.75     $ 3.00
                   Fourth Quarter           $  1.81     $ 2.75

         As of June 30, 1996, the Company's Common Stock was held of record by 6,673 stockholders. The Company has never paid dividends on its Common Stock.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS
             OF OPERATIONS

 Fiscal Year Ended June 30, 1996 Compared with Fiscal Year Ended June 30,
 1995

 Liquidity and Capital Resources

         At June 30, 1996, the Company had working capital deficit of $2,328,674, a decrease in working capital of $2,181,751 as compared to a working capital of $146,923 at June 30, 1995. The decrease in working capital was due to the expenses associated with opening several new areas of the Ruby Mine for hard-rock mining, litigation fees and expenses, and a litigation settlement of $2,389,668.

         The mining industry is capital intensive. On or about the beginning of the 1995-1996 fiscal year, the Company estimated its mining development and operating costs in the Lawry, Irene and Wolf sites at the Ruby mine to be approximately $4 million for the fiscal year ended June 30, 1996. However, due to increased costs associated with litigation the Company's operating costs were higher than originally estimated $4,010,966 for the fiscal year ended June 30, 1996. During the fiscal year ended June 30, 1996, the Company raised $6,875,416 from the sale of securities pursuant to Regulation S under the Securities Act of 1933 as amended ("Securities Act"). The shares of Common Stock sold in such offerings were sold at a discount of between 35% and 50% of the closing bid price of Common Stock on the day before the sale. At June 30, 1996, the Company had a working capital deficit of $2,328,674 and had no material revenues from mining operations. Additional financing will be required in order for the Company to cover its mining and development costs in fiscal 1996-97 and to engage in full scale mining operation. At this time, the Company has no definitive plans regarding additional financing, but believes that it will likely be obtained through equity financing such as stock offerings or joint ventures. No assurances can be given that the Company will be able to raise cash from additional financing efforts and, even if such cash is raised, that it will be sufficient to satisfy the Company's capital requirements. If the Company is unable to obtain sufficient funds from future financings and/or operations, the Company may not be able to achieve its business objectives and may have to scale back its development plans. In addition, the Company may have to sell its assets in order to meet its obligations and may lose some of its properties for failure to make lease payments. In such event, the Company may be required to seek protection under the bankruptcy laws which will have a material adverse impact on the Company and the market value of the Common Stock.

         During the fiscal year ended June 30, 1996; the Board of Directors approved options to purchase 747,000 shares of the Company's Common Stock, ratified the settlement for the Zuri-Invest and the Royal Bank of Scotland matters, and raised $6,875,446 from the sale of 6,788,800 shares pursuant to Regulations S. Such shares were sold at a discount of between 35% and 50% of the closing bid price of the Common Stock on the day before the sale.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS
             OF OPERATIONS (Continued)

 Fiscal Year Ended June 30, 1996 Compared with Fiscal Year Ended June 30,
 1995
 (Continued)

 Liquidity and Capital Resources (continued)

         The Company estimates its mining development and operating costs to be approximately $4 million for the fiscal year ending June 30, 1997. The majority of the funds will be used for operations in the Ruby Mine, and at the Lawry, Irene and Wolf sites. Additional financing will be required to perform the intended work at the Ruby Mine. There can be no assurance that the Company will be able to obtain such financing or that financing will be obtained on terms favorable to the Company. In the event the Company is unable to obtain additional financing, the Company may scale back its operations or sell assets which could adversely affect production and the Company's business objectives.

 Results of Operations

         The Company had a $9,270,102 net loss for the fiscal year ended June 30, 1996, compared to a net loss of $4,671,396 for the fiscal year ended June 30, 1995. This loss was due to an increase in mining expenses, legal fees and expenses and a litigation settlement of $2,389,668.


 Fiscal Year Ended June 30, 1995 Compared with Fiscal Year Ended June 30,
 1994

 Liquidity and Capital Resources

         At June 30, 1995, the Company had working capital of $146,923, a decrease in working capital of $1,125,341 as compared to working capital of $1,272,264 at June 30, 1994. The decrease in working capital was due to the expenses associated with opening several new areas of the Ruby Mine for hard-rock mining in several of the Company's existing mines.

         The Company estimated its mining development and operating costs to be approximately $3 to $3.5 million for the fiscal year ended June 30, 1995. The majority of the funds were used for the operations of the Ruby, Peavine, Rising Sun and Kate Hardy mines, with emphasis on operations of the Ruby Mine. The Company expected revenues from current operations to increase. Revenues from operations were not sufficient. Additional funding was needed to perform the intended work at the Ruby Mine. The Company was able to fund continued operations from sales of Common Stock, so it met its long-term liquidity requirements and kept its mining properties in production.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS
             OF OPERATIONS (Continued)

 Fiscal Year Ended June 30, 1995 Compared with Fiscal Year Ended June 30,
 1994
 (Continued)

 Liquidity and Capital Resources (continued)

         During the fiscal year ended June 30, 1995; (1) the Board of Directors approved options to purchase 29,000 shares of Common Stock for key employees; (2) G. Michael Pickering resigned as President as disclosed in the Company's Form 8-K filed September 26, 1994; (3) Senator Edward Lawson resigned as a board member, as disclosed in the Company's Form 8-K dated November 22, 1994; (4) Michael Henrick, P.Geo., was appointed as President as disclosed in the Company's Form 8-K filed October 19, 1994 and resigned as President as disclosed in the Company's Form 8-K dated June 16, 1995; (5) two stockholders and two directors loaned funds to the Company in an aggregate amount of $143,821, which were repaid in full; and
 (6) the Company raised $3,696,457 through the sale of Common Stock pursuant to Regulation S under the Securities Act of 1933.

 Results of Operations

         The Company had a $4,671,396 net loss for the year ended June 30, 1995, compared to net income of $136,625 in the fiscal year ended June 30, 1994. This loss was due to an increase in mining expenses and also the fact that a $4,232,000 legal settlement was received in the prior year.

         General and administrative expenses decreased by $856,109 due primarily to the issuance in 1994 of 100,000 shares of the Company's Common Stock from the prior fiscal year pursuant to a service agreement
 with James Anderson which was treated as an expense.   General mining and
 exploration costs increased $1,070,398 due primarily to increased pre-production at the Ruby Mine.


 ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item 7 is set forth in Item 13 to this Form 10-KSB at pages 34 through 62.


 ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                            PART III


 ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information called for in Item 9 is incorporated by reference to the definitive proxy material of the Company to be filed with the Securities and Exchange Commission within 120 days from the year end in connection with the Company's 1997 annual meeting of stockholders.

 ITEM 10 - EXECUTIVE COMPENSATION

         The information called for in Item 10 is incorporated by reference to the definitive proxy material of the Company to be filed with the Securities and Exchange Commission within 120 days from year end in connection with the Company's 1997 annual meeting of stockholders.

 ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The information called for in Item 11 is incorporated by reference to the definitive proxy material of the Company to be filed with the Securities and Exchange Commission within 120 days from the year end in connection with the Company's 1997 annual meeting of stockholders.

 ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for in Item 12 is incorporated by reference to the definitive proxy material of the Company to be filed with the Securities and Exchange Commission within 120 days from the year end in connection with the Company's 1997 annual meeting of stockholders.

 ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

 1.      FINANCIAL STATEMENTS

         Brush Creek Mining and Development Company, Inc.

         Independent Auditor's Report - Brown, Armstrong, Randall and Reyes
          Accountancy Corporation.

         Consolidated Balance Sheet as of June 30, 1996.

         Consolidated Statements of Operations for the Years Ended June 30,
          1996 and 1995 and for the period from July 1, 1989 (date of resumption of development stage enterprise activities) through June 30, 1996.
ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K - (Continued)

         Consolidated Statements of Shareholders' Equity for the Years Ended
          June 30, 1996 and 1995 and for the period from July 1, 1989 (date of resumption of development stage enterprise activities) through June 30, 1996.

         Consolidated Statements of Cash Flows for the Years Ended June 30,
          1996 and 1995 and for the period from July 1, 1989 (date of resumption of development stage enterprise activities) through June 30, 1996.

         Notes to Consolidated Financial Statements.

 2.      EXHIBITS

         3.1 Articles of Incorporation of the Company with Amendments thereto.*

         3.2    Amended and Restated Bylaws of the Company.*

         4.1    Specimen Certificate for the Company's common stock.*

         4.2    Form of Warrant Agreements.*

         10.1 Voting Agreement between the Company, Simone M. Anderson and Euro Canadian Securities Limited.*

         10.2 Agency Agreement between the Company and Euro Canadian Securities Limited.*

         10.3 Stock Purchase Agreement between the Company, Simone M. Anderson and Euro Canadian Securities Limited.*

         10.4 Merger Agreement and Plan of Reorganization between the Company, Sierra Gold Properties, Inc. and California Properties, Ltd., and Addendum thereto.*

         10.5 Lease Purchase Agreement for the Ruby Mine, and Modifications thereto.*

         10.6 Modification of Lease Purchase Agreement for the Ruby Mine dated November 1, 1994.

         10.7 Agreement to Lease with Option for the Rising Sun Mine, and Modifications thereto.*

         10.8   Agreements to Purchase Carson Mine.*

         10.9   Agreement to Purchase High Commission Mine.*

         10.11 Promissory Note between the Company and Consolidated Sierra Gold Mines, Inc.*

         10.12 Promissory Note between the Company and Independent Sierra Gold Mines, Inc.*

         10.13 Consulting Agreement between the Company and Consolidated Sierra gold Mines, Inc.**

         10.14  Revolving Credit Facility between the Company and
                 Consolidated Sierra Gold Mines, Inc.*

         10.15  Stock Option Agreements for G. Michael Pickering.*

         10.17 Credit Facility Agreement between the Company and Epsom Investment Services N.V.*

         10.18 Settlement Agreement between the Company, Simone Anderson, Euro Canadian Securities Limited, and Georges Benarroch.*

         10.19 Agency Agreement between Epsom Investment Services N.V. and the Company.*

         10.20  Letter Agreement with Grande Portage.*

         10.21 Letter Agreement with the All-Union Research Institute of Geology of Foreign Countries (VZG).*

         10.22  Contract for Services between the Company and F. James
                Anderson.++
         10.23  Stock Option Agreement with Simone Anderson.++
         10.24  Stock Option Agreement with G. Michael Pickering.++
         10.25  Stock Option Agreement with Edward Lawson.++
         10.26  Stock Option Agreement with Susan Miller.++
         10.27  Stock Option Agreement with Michael Skopos.++
         10.28  Stock Option Agreement with Dave Trueman.++
          10.29  Stock Option Agreement with Peter LeCoutier.++

         10.30  Lease on the Kate Hardy - Omega Mines.++

         10.31  Letter of Agreement with Morrison Knudsen.+++

         10.32  Joint Venture Agreement with MK Gold Company.++++

         10.33 Modification of Lease Purchase Agreement for Rising Sun Mine dated November 1, 1994.

         10.34  Letter agreements regarding option to lease Dreadnought
                 Mine.

         11.1        Computation of per share earnings.

         16.1        Letter regarding change in certifying accountant.

         21.1        List of Subsidiaries of the Company.

 * Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-39867, and pre-effective amendments thereto which was previously filed with the Commission on April 8, 1991.

 **      Incorporated by reference to the Company's Registration Statement on
          Form S-8, File No. 33-38646, which was previously field with the Commission on January 23, 1991.
 ++      Previously filed in connection with the Registration Statement on
          Form S-3, File No. 33-45174, and combined Registration Statement on Form S-3, File No. 33-63374.
 +++     Previously filed on Form 8-K on September 10, 1992.
 ++++    Previously filed on Form 8-K on June 15, 1994.
         Previously filed on Form 8-K on July 12, 1994.

 3.      REPORTS ON FORM 8-K

         8-K filed July 12, 1994, change in Certifying Accountant.

         8-K filed September 26, 1994, James S. Chapin was appointed Chairman of the Board, replacing Edward M. Lawson. G. Michael Pickering resigned as President on September 22, 1994.

         8-K filed October 19, 1994, Michael Henrick, P.Geo., was appointed
          President of Brush Creek.

         8-K filed November 22, 1994, Edward M. Lawson resigned as a director.

         8-K filed January 25, 1995, Kenneth S. Friedman appointed a member of the Board of Directors.

         8-K filed, June 16, 1995, Michael Henrick, P.Geo., resigned as
          President of Brush Creek.

         8-K filed October 31, 1995, Zuri Invest verdict rendered against
          Brush Creek in the amount of $2,799,000.

         8-K filed December 8, 1995, Brush Creek loses appeal of jury verdict.

         8-K filed December 19, 1995, Brush Creek announces settlement of Zuri
          Invest judgment of $2.8 million, plus interest. Brush Creek also disclosed that it had come to an agreement in principle with the plaintiff's representation to settle the Royal Bank of Scotland litigation which is pending.

         8-K filed February 14, 1996, final settlement of both the Zuri Invest litigation and the Royal Bank of Scotland litigation reached.

         8-K filed April 8, 1996, favorable jury verdict in the consolidated
          Sierra Gold Mines $1 .4 million suit against Brush Creek.

         8-K filed April 15, 1996, Hard Rock Mill at the Ruby Mine site commenced operation.

                           SIGNATURES




         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Brush Creek Mining and Development Company, Inc.


 Date:                       /s/      James S. Chapin
                                   James S. Chapin
                                   Chief Executive Officer,
                                   Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Date:                       /s/      James S. Chapin
                                   James S. Chapin
                                   Chief Executive Officer,
                                   Chief Financial Officer, and
                                   Director
                                   (Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)
                                    Chairman of the Board


 Date:                       /s/  Howard I. Kalodner
                                   Howard I. Kalodner
                                   Director


 Date:                       /s/   Albert Miller
                                   Albert Miller
                                   Director


 Date:                       /s/   Ken Friedman
                                   Ken Friedman
                                   Director

           INDEPENDENT AUDITOR'S REPORT



          To the Board of Directors
          Brush Creek Mining and Development Company, Inc.
          Grass Valley, California


          We have audited the accompanying consolidated balance sheet of Brush Creek Mining and Development Company, Inc. and Subsidiary (a development stage enterprise) as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1996, and for the period from the date of resumption of development stage activities (July 1, 1989) through June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
          An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brush Creek Mining and Development Company, Inc. and Subsidiary (a development stage enterprise) as of June 30, 1996, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1996, and the period from the date of resumption of development stage activities (July 1, 1989) through June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, there are conditions which raise substantial doubt about the Company's ability to continue as a going concern, including the Company's ability to raise additional capital to fund its operations and development programs and to establish ore reserves. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts and classification of liabilities that might result from the outcome of these uncertainties.

                        BROWN ARMSTRONG RANDALL & REYES
                        ACCOUNTANCY CORPORATION







Bakersfield, California
August 9, 1996

         BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                          AND SUBSIDIARY
                 (A Development Stage Enterprise)
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1996

                              ASSETS
Current Assets
 Cash                                                    $          1,275,413
 Prepaid expenses                                                      51,290
 Inventory                                                             24,290
 Accounts receivable, employees                                        40,462

   Total Current Assets                                             1,391,455

Office Furniture and Equipment, Net                                   115,837
Mineral Properties and Mining Equipment, Net                       10,600,827
Deposits                                                              377,147

   Total Assets                                          $         12,485,266

               LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
 Accounts payable and accrued liabilities                $          1,440,268
 Current portion of long-term debt                                  2,279,861

   Total Current Liabilities                                        3,720,129

Other Liabilities                                                       3,700

   Total Liabilities                                                3,723,829

Shareholders' Equity
 Common stock, no par value; authorized 100,000,000
   shares; issued and outstanding, 14,963,369 shares               43,752,439

Accumulated Deficit                                               (11,260,214)
Accumulated Deficit during the Development Stage                  (23,730,788)

   Total Shareholders' Equity                                       8,761,437

   Total Liabilities and Shareholders' Equity            $         12,485,266

         BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                          AND SUBSIDIARY
                 (A Development Stage Enterprise)
              CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED JUNE 30, 1996 AND 1995 AND FOR
 THE PERIOD FROM JULY 1, 1989 (Date of Resumption of Development
        Stage Enterprise Activities) THROUGH JUNE 30, 1996


                                           Development Stage
                                                            Period from
                                                            July 1, 1989
                                                               Through
                                   1996        1995          June 30, 1996
Revenues
  Sale of Joint Venture   $             -     $      -     $        4,232,000
  Other Income                          -            -                156,444
  Interest                          42,160       25,720               165,513

         Total Revenues             42,160       25,720             4,553,957

Expenses
  General and Administrative
    Expenses                     2,471,067    1,494,076            13,899,765
  General Mining and
    Exploration                  4,010,966    2,832,819             8,914,025
  Loss on Lease Abandonments            -            -                392,317
  Depreciation and
    Amortization                   373,443      311,625             1,063,260
  (Gain) Loss on Sale of
    Mining Equipment                  (116)      20,875                86,910
  Interest Expense                  67,234        7,721               375,668
  Litigation Settlement          2,389,668       30,000             3,697,262

         Total Expenses          9,312,262    4,697,116            28,429,207

         Net Loss       $       (9,270,102) $(4,671,396)     $    (23,875,250)


Loss per Common Share
  Before Extraordinary
  Item                  $             (.96)$       (.97)


Net Loss per Common
 Share                  $             (.96)$       (.97)


Weighted Average Common
  Shares Outstanding             9,634,616    4,799,311

             BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                              AND SUBSIDIARY
                     (A Development Stage Enterprise)
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       FOR THE YEARS ENDED JUNE 30, 1996 AND 1995 AND FOR THE PERIOD
   FROM JULY 1, 1989 (Date of Resumption of Development Stage Enterprise
                     Activities) THROUGH JUNE 30, 1996


                                                         Accumulated
                        Common Stock                     Deficit
                                                         During the
                    Number of              Accumulated   Development
                     Shares      Amount      Deficit      Stage        Total

Balance,
  June 30, 1989     1,233,041  $12,318,877 $(11,260,214) $        -  $1,058,663

Issuance of stock
  for options
  on mining
  properties           15,667      117,500           -            -     117,500
Sale of stock in
  private placement,
  net of offering
  costs              150,000       434,000           -            -     434,000
Issuance of stock
  for services        23,500        72,500           -            -      72,500
Sale of stock in
  private placement,
  net of offering
  costs              131,727       828,110            -           -     828,110
Issuance of units
  for debt to
  affiliates          73,766       553,242            -           -     553,242
Net loss                  -             -             -     (768,436)  (768,436)

Balance,
  June 30, 1990    1,627,701    14,324,229   (11,260,214)   (768,436) 2,295,579

Issuance of stock
  for options on
  mining properties  154,737     2,283,020            -           -   2,283,020
Sale of stock in
  private placement,
  net of offering
  costs              141,606       910,840            -           -     910,840
Exercise of
  warrants             3,333        35,000            -           -      35,000
Issuance of stock
  for services        64,122     1,097,258            -           -   1,097,258
Issuance of stock
  for debt             5,150       114,560            -           -     114,560
Cancellation of
  units from CSGM    (73,766)           -             -           -          -
Issuance of shares
  to CSGM            120,000            -             -           -          -
Issuance of stock
  for litigation
  settlement, net     33,334       875,000            -           -     875,000
Net loss                  -             -             -   (2,558,381)(2,558,381)

             BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                              AND SUBSIDIARY
                     (A Development Stage Enterprise)
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       FOR THE YEARS ENDED JUNE 30, 1996 AND 1995 AND FOR THE PERIOD
   FROM JULY 1, 1989 (Date of Resumption of Development Stage Enterprise
              Activities) THROUGH JUNE 30, 1996 - (Continued)

                                                          Accumulated
                     Common Stock                         Deficit
                                                          During the
                    Number of              Accumulated    Development
                     Shares       Amount   Deficit        Stage         Total

Balance,
  June 30, 1991     2,076,217  19,639,907  (11,260,214)  (3,326,817)  5,052,876
Issuance of stock
  for options on
  mining properties   195,780     564,899           -            -      564,899
Sale of stock in
  private placement,
  net of offering
  costs               142,100   2,298,451           -            -    2,298,451
Exercise of warrants
  and options         124,834   1,250,750           -            -    1,250,750
Issuance of stock
  for services        184,579   1,818,102           -            -    1,818,102
Issuance of stock
  for debt             24,440     336,617           -            -      336,617
Issuance of shares
  to CSGM              88,000     748,750           -            -      748,750
Capital
  contributions            -      312,805           -            -      312,805
Net loss                   -           -            -    (3,178,878) (3,178,878)

Balance,
  June 30, 1992     2,835,950   26,970,281 (11,260,214)  (6,505,695)  9,204,372
Issuance of stock
  for mining
  properties and
  equipment            37,290      255,238          -            -      255,238
Sale of stock          10,664       80,000          -            -       80,000
Exercise of warrants
  and options          95,404      707,105          -            -      707,105
Exchange of options
  for debt, CSGM       33,334      250,000          -            -      250,000
Issuance of stock
  for services        183,190    1,616,659          -            -    1,616,659
Issuance of stock
  for debt            105,140      713,494          -            -      713,494
Issuance of shares
  for CSGM            100,256      500,285          -            -      500,285
Issuance of stock
  for the acquisition
  of Trans-Russian    539,402      (84,176)         -            -      (84,176)
Net loss                   -            -           -    (3,420,220) (3,420,220)

             BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                              AND SUBSIDIARY
                     (A Development Stage Enterprise)
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       FOR THE YEARS ENDED JUNE 30, 1996 AND 1995 AND FOR THE PERIOD
   FROM JULY 1, 1989 (Date of Resumption of Development Stage Enterprise
              Activities) THROUGH JUNE 30, 1996 - (Continued)


                                                         Accumulated
                      Common Stock                       Deficit
                                                         During the
                    Number of             Accumulated    Development
                     Shares     Amount    Deficit        Stage         Total


Balance,
  June 30, 1993    3,940,630  31,008,886   (11,260,214)  (9,925,915)  9,822,757

Sale of stock         82,485     241,139            -            -      241,139
Exercise of
  warrants and
  options             58,319     608,925            -            -      608,925
Issuance of stock
  for services       215,099     938,159            -            -      938,159
Net income                -           -             -       136,625     136,625

Balance,
  June 30, 1994    4,296,533  32,797,109   (11,260,214)  (9,789,290) 11,747,605

Sale of stock      2,566,666   3,696,457            -            -    3,696,457
Net loss                  -           -             -    (4,671,396) (4,671,396)

Balance,
  June 30, 1995    6,863,199  36,493,566   (11,260,214) (14,460,686) 10,772,666

Sale of stock      6,783,503   6,875,416            -            -    6,875,416
Issuance of stock
  for partial
  settlement of
  Royal Bank
  agreement          216,667     223,436            -            -      223,436
Compensation
  recognized on
  stock options
  granted                 -      160,021            -            -      160,021
Issuance of stock
  for partial
  settlement of
  Zuri Invest
  litigation       1,100,000          -             -            -           -
Net loss                  -           -             -    (9,270,102) (9,270,102)

Balance,
  June 30, 1996   14,963,369 $43,752,439  $(11,260,214)$(23,730,788)$ 8,761,437

             BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                              AND SUBSIDIARY
                     (A Development Stage Enterprise)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED JUNE 30, 1996 AND 1995 AND FOR
      THE PERIOD FROM JULY 1, 1989 (Date of Resumption of Development
            Stage Enterprise Activities) THROUGH JUNE 30, 1996


                                                               Development Stage
                                                                  Period from
                                                                  July 1, 1989
                                                                    Through
                                          1996           1995     June 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                             $(9,270,102)  $(4,671,396)  $(23,875,250)

  Depreciation and amortization            373,443       311,625      1,063,260
  Loss on lease abandonments                    -             -         444,359
  Loss on litigation settlement          2,389,668            -       3,667,262
  Gain on sale of mining equipment            (116)      (20,875)       (35,100)
  Other                                         -             -          43,576
  Shareholder payment of services               -             -         105,055
  Stock and debt for services                   -             -         703,068
  Change in stock purchase price
    adjustment receivable                  284,749      (284,749)            -
  Change in note receivable                  7,000            -           7,000
  Change in inventory                       41,282       (41,118)       (22,000)
  Change in prepaid expenses                (4,530)           34        450,446
  Change in deposits and other
    current assets                          (2,490)      (19,852)      (115,961)
  Change in deposits                      (115,500)       (5,050)      (134,117)
  Change in accounts payable and
    accrued liabilities                    495,065       315,681      3,992,725

    Total adjustment                     3,468,571       255,696     10,169,573

NET CASH USED IN OPERATING ACTIVITIES   (5,801,531)   (4,415,700)   (13,705,677)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mineral properties,
    equipment and deferred
    developments                          (652,735)     (400,160)    (5,010,059)
  Acquisition of office equipment          (69,460)      (39,442)      (260,101)
  Proceeds from sale of equipment               -          3,500        294,356
  Proceeds from the acquisition of
    Trans-Russian                               -             -          20,060

NET CASH USED IN INVESTING ACTIVITIES     (722,195)     (436,102)    (4,955,744)

                                                               Development Stage
                                                                 Period from
                                                                 July 1, 1989
                                                                   Through
                                           1996       1995       June 30, 1996
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from affiliates                      -          -          2,009,127
  Payments made to affiliates                   -          -           (343,798)
  Proceeds from issuance of stock        7,035,435  3,696,457        18,126,212
  Proceeds from warrant extensions              -          -            207,750
  Proceeds from issuance of notes payable       -     143,821           870,043
  Payments on long-term debt              (220,449)  (145,777)       (1,236,348)
  Proceeds from convertible debenture      300,000         -            300,000

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                              7,114,986  3,694,501        19,932,986

Net Increase (Decrease) in Cash            591,260 (1,157,301)        1,271,565

Cash at Beginning of Period                684,153  1,841,454             3,848

Cash at End of Period                   $1,275,413 $  684,153        $1,275,413



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year for interest
    (net of amounts capitalized)        $   67,234 $    7,721        $  220,976


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(See Note 15)

         BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                          AND SUBSIDIARY
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

Brush Creek Mining and Development Company, Inc. (the Company) was incorporated in 1982 and operated as a mining and mineral development company until April 17, 1989, at which time its mining operations, all of which had been conducted through the Brush Creek Joint Venture (BCJV) (40% owned) were terminated. Shortly thereafter, the Company became actively engaged in acquiring additional mineral properties, raising capital, and preparing properties for resumed production. The Company did not have any significant operations or activities from April 17, 1989 through June 30, 1989 and suspended all mining operations and reduced its activities to a care and maintenance level. Accordingly, the Company is deemed to have reentered the development stage effective July 1, 1989.

In February 1992, the Company began limited production at the Ruby Mine under a permit that limited mill capacity to 225 tons per day. Production was terminated due to adverse weather conditions in December 1992. The Company resumed limited production in July 1993 and has continued to gradually increase production at the Ruby Mine. However, the Company has not commenced economic production and is therefore still considered to be in the development stage.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $34,991,002 from inception to June 30, 1996. The Company has not realized economic production from its mineral properties as of June 30, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically.

These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, B. Creek Acquisition Corporation and Alpha Hardware. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.

Mineral Properties and Mining Equipment

Mineral properties and mining equipment include land, mining claims, development costs and mining equipment carried at cost. Mining equipment including mill facilities is depreciated using the straight-line method over estimated useful lives of 5 to 15 years, or the units-of-production method based on estimated tons of ore reserves if the equipment is located at a producing property with a shorter economic life. Mining equipment not in service is not depreciated.

The Company defers direct costs related to the acquisition, exploration and development of mineral properties pending determination of their economic viability which normally entails performing an in-depth geological and geophysical study. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Any revenue generated from pre-production activities is offset against the related deferred development and pre-production costs. When a property is placed in commercial production, such deferred costs are depleted using the units-of-production method.

Asset Impairment

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS 121), management of the Company reviews the net carrying value of each mine and development property on a regular basis. Estimated future net cash flows from each mine are calculated using estimated future prices, operating capital, and reclamation costs on an undiscounted basis. Reductions in the carrying value of each mine are recorded to the extent the net book value of the investment exceeds the estimate of future discounted net cash flows. Upon adoption of SFAS 121 in fiscal year 1995-96, there was no impact to the financial statements.

The recoverability of the carrying value of development projects is evaluated based upon estimated future net cash flows from each property, determined as described above, using estimates of contained mineralization expected to be classified as proven and probable reserves upon completion of a feasibility study. Reductions in the carrying value of each property are recorded to the extent that the Company's carrying value in each property exceeds its estimate of future discounted net cash flows.

Management's estimates of gold prices, recoverable proven and probable reserves, operating capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant, and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of the net cash flow expected to be generated from its operations.

Office Furniture and Equipment

Office furniture and equipment are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets, generally three to five years.

Income (Loss) per Common Stock

Income (loss) per share of common stock is computed based on the weighted average number of shares outstanding. Warrants, options and convertible debentures have not been included in the calculation as their effect would be anti-dilutive. All common shares included in the financial statements reflect a reverse stock split of 15:1, which the Board of Directors approved
November 29, 1993.

Reclamation and Environmental Costs

Reclamation costs and related accruals are based on the Company's interpretation of environmental and regulatory requirements. Minimum standards for mine reclamation have been established by various governmental agencies. Reclamation, site restoration, and closure costs for each producing mine are accrued over the life of the mine using the units-of-production method. Ongoing reclamation activities are expensed in the period incurred.

Income Taxes

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Inventory

Inventory is stated at net realizable value.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide proforma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company intends to continue to account for its stock-based compensation under Accounting Principles Board No. 25; however, the Company will adopt the disclosure provisions of SFAS 123 during the fiscal year ending June 30, 1997.

Fair Value of Financial Instruments

Disclosure of the estimated fair value of financial instruments is required under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments."
The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

Cash, cash equivalents, and short-term investments are valued at cost plus accrued interest, which approximates market value. The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues with similar maturities. The amount recorded in the financial statements approximates fair value for long-term debt at June 30, 1996.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include highly liquid debt instruments purchased with a maturity of five months or less. Of the $1,275,413 cash balance at June 30, 1996, $1,099,773 was not covered by Federal Depository Insurance.


NOTE 3 - AFFILIATES AND RELATED PARTIES

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

In prior years the Company entered into a number of relationships with California Properties, Independent Sierra Gold Mines (ISGM) and Consolidated Sierra Gold Mines (CSGM) at times when Ms. Simone Anderson was (i) an officer, director and substantial shareholder of the Company, (ii) an officer and director of California Properties and its wholly-owned subsidiary Sierra Gold
Properties, Inc., and (iii) the sole shareholder of ISGM and CSGM.   The
Company has terminated its relationships with these entities, and the Company understands that Ms. Anderson and her affiliates no longer hold 5% or more of the Company's securities.

The former chief executive officer and director of the Company, Mr. James Anderson, who is the spouse of the individual discussed in the previous paragraph, is a director of California Properties and director and president of ISGM and CSGM. Mr. James Anderson is also the chief executive officer of the Moscow Country Club.

On October 18, 1993, the Company entered into a severance agreement with James Anderson, the former chief executive officer and director of the Company. In total satisfaction of all amounts owing Anderson, the Company issued 1,500,000 shares of its common stock to Anderson, 800,000 shares of which have already been issued to Anderson. The remaining 700,000 shares are being held in an escrow account until certain conditions are met. Included in these conditions is the payment of approximately $80,000 owed to the Company by entities under the direct or indirect control by Anderson. These amounts were not repaid. The 700,000 shares remain in escrow.

Mr. Georges Benarroch, who previously served as a director of the Company from August 1990 to May 1991 and was an officer of the Company during a portion of that period, has a controlling interest in Euro Canadian, a Canadian corporation (see Note 13).

During the year ended June 30, 1995, the Company borrowed a total of $143,821 from two stockholders and two Directors. The loans were used to provide the Company with working capital. The loans were secured by gold inventory and equipment. The loans were repaid in full, including interest at 8.5% per annum.


NOTE 4 - STOCK PURCHASE PRICE ADJUSTMENTS

During the year ended June 30, 1996, the Company entered into investment agreements in connection with offerings of its Common Stock in reliance on Regulations S under the Securities and Exchange Act of 1933, as amended. Several of these agreements contained purchase price adjustment clauses which require that the initial purchase price be adjusted up or down depending on the average share price of the Company's Common Stock during a stated period, typically 45 days, subsequent to the stock purchase closing date. As a result, the Company expects to issue an additional 753,000 shares of Common Stock based on the closing bid price at June 30, 1996. The valuation period ends on September 27, 1996 at which time the actual adjustment will be determined.

In addition to purchase price adjustments, shares of Common Stock were issued at various times during the year pursuant to Regulation S of the Securities and Exchange Act of 1933 at discounts of up to 50% from the closing bid price on the day prior to the sales.
NOTE 5 - OFFICE FURNITURE AND EQUIPMENT

Office furniture and equipment consists of the following at June 30, 1996:

  Office furniture and equipment                           $           114,744
  Vehicles                                                             165,050

                                                                       279,794
  Less accumulated depreciation                                       (163,957)

                                                           $           115,837


NOTE 6 - MINERAL PROPERTIES AND MINING EQUIPMENT

The Company's net investment in mineral properties and mining equipment as of June 30, 1996 is as follows:

                        Land and     Development   Mining
                       Land Options    Costs      Equipment      Total

Carson Mine            $2,199,858   $1,051,731   $     42,835  $3,294,424
Brush Creek Mine          408,496    1,460,669        193,464   2,062,629
Gardners' Point and
  Pioneer Mines           185,477      770,327        128,521   1,084,325
Ruby Mine                 327,336    2,251,714      1,975,525   4,554,575
High Commission Mine      101,875        6,118             -      107,993
Kate-Hardy Mine            58,667       97,789             -      156,456
Rising Sun Mine             9,111      129,980             -      139,091

                        3,290,820    5,768,328      2,340,345  11,399,493
Accumulated
  depreciation                 -            -        (798,666)   (798,666)

                       $3,290,820   $5,768,328     $1,541,679 $10,600,827

All of the Company's mineral properties contain mines which were in production previously. All such mines, except for the Gardners's Point and Pioneer Mines, are located in the Allegheny-Forest-Downieville mining districts on the western slope of the Sierra Nevada mountain range in Northern California and aggregate approximately 6,300 acres. Because of the close proximity of the mines to each other, the Company plans to centralize milling operations. The Gardner's Point and Pioneer Mines are located outside this district and management has been evaluating alternatives to placing them into current production. Current developments and commitments related to certain properties follow:

Ruby Mine

During 1992, the Company entered into an option agreement to lease this property in exchange for a total of 225,000 shares of the Company's common stock with a value of $112,500. In 1990, the Company entered into a lease purchase agreement, for this property. This lease was modified on November 1, 1994. Pursuant to the terms of this lease, the Company must pay a 7-1/2% net smelter royalty on all minerals produced from lode deposits and 10% on minerals produced from placer deposits with a minimum lease payment of $10,000 per month through June 30, 2000, subject to an adjustment based on the Consumer Price Index. The lease may be extended for two additional five-year periods or the property may be purchased for $4,000,000 subject to adjustment based on the Consumer Price Index payable by June 30, 2000. All payments made subsequent to July 1, 1995, to acquire the lease/option and all payments made under the lease subsequent to July 1, 1995, will be credited against the option purchase price. Performance under the lease purchase agreement is secured by the Company's equipment used in the mining operations on the leased premises.

The Rising Sun Mine

In December of 1989, the Company issued 10,000 shares of its common stock for an option to lease the Rising Sun Mine. On June 30, 1990, the Company exercised the option upon payment of $20,000 cash and entered into a five year lease with an option to purchase. Pursuant to the terms of the lease, which was most recently modified on November 11, 1994, the Company must pay a net smelter royalty of 8% on all minerals produced with a minimum royalty of $4,590 per month, through June 30, 2000, subject to an adjustment based on the Consumer price index. The property may be purchased for $1,000,000 payable on or before June 30, 2000, subject to adjustment based on the Consumer Price Index. All payments made to acquire the lease/option and all payments made under the lease will be credited against the option purchase price.

Merger with Sierra Gold Properties, Inc. - Kate-Hardy Mine

In January 1992, the shareholders of California Properties approved a merger between its wholly owned subsidiary, Sierra Gold and B. Creek Acquisition Corporation, a wholly owned subsidiary of the Company. The merger was recorded effective March 31, 1992. The Company issued 2,330,020 shares of common stock with a value of $74,807 and gave up certain assets and assumed certain liabilities totaling $175,193 in exchange for all of the common stock of Sierra Gold. Management determined the value of Sierra Gold's assets to be approximately $250,000 at the time the letter of intent was entered into and announced in April 1989. Pro forma results of operations for the interim periods presented are not shown as Sierra Gold conducted no significant activities during these periods.

The primary asset of Sierra Gold, a lease with an option to acquire the Kate-Hardy Mine, expired on April 24, 1992, and as a result, during the nine-months ended March 31, 1992, the Company recognized a loss on the expiration of the lease of $250,000. On June 30, 1992, the Company entered into a new lease, effective March 23, 1992, in the form of a mining option agreement for a term of five years expiring March 22, 1997. During the term of the option, the Company must pay a $50,000 payment (initial option payment) upon the execution of the agreement; $5,500 per month for each month during the first year; $6,500 per month during the second year; $7,500 per month during the third year; $8,500 per month during the fourth year; and $9,500 per month during the fifth year. In addition, the Company must pay a 6% net smelter royalty on all minerals produced. The option purchase price for the mine is $1,500,000 less 75% of all option payments paid up to a maximum of $750,000.


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at June 30, 1996:

  Accounts payable                                         $            947,745
  Performance deposit (Note 13)                                         176,223
  Accrued payroll and other                                             316,300

                                                           $          1,440,268


NOTE 8 - LONG-TERM DEBT

Long-term debt consists of the following at June 30, 1996:

  Financed insurance premium, bearing interest at
  10%, payable in monthly installments of $6,079.          $             48,631

  Convertible debenture payable, 7% interest due
  April 3, 1998, convertible 45 days after closing
  on April 3, 1996 (see Note 17).                                       300,000

  Note payable to Zuri Invest, interest at 9.75%,
  Secured by mining properties. Principal
  balance reduced as shares of Company stock
  issued to Zuri Invest are sold to satisfy principal
  outstanding. 1,100,000 shares placed in
  escrow to satisfy obligation (see Note 13).                         1,200,000

  Zuri Invest litigation settlement totaled
  $1,306,250. Note payable entered for $1,200,000.
  Remaining balance payable at June 30, 1996
  (see Note 13).                                                        106,250

  Royal Bank of Scotland litigation settlement
  dated December 13, 1995. Settlement calls
  for a combination of cash and stock
  (see Note 13).                                                        624,980

                                                                      2,279,861
  Less current portion                                                2,279,861

                                                           $                 -


NOTE 9 - INCOME TAXES

At June 30, 1996, the Company had available net operating loss carryforwards for financial statement and federal income tax purposes of approximately $14,000,000. These loss carryforwards expire between 1998 and 2009.

The Company has reported income tax losses of approximately $25,000,000 in prior years. In general, income tax losses are carried forward to future years to reduce future income taxes.

In the case of a loss corporation which changes more than 50% of its ownership, Internal Revenue Code Section 382 limits the amount carried forward to a small percentage of the fair market value of the corporation's stock immediately before the ownership change. The Company's 1989 ownership change reduced the amount of the pre-change loss carryforward from approximately $6,000,000 to approximately $70,000.

A valuation allowance of approximately $4,760,000 has been provided to offset the benefit of approximately $4,760,000 from the remaining $14,000,000 loss carryforwards. This valuation allowance is necessary because at June 30, 1996, the available benefits are more likely than not to expire before they can be used. There was not a material change in the tax benefit or the valuation allowance from 1995 to 1996.

NOTE 10 - SHAREHOLDERS' EQUITY

During Fiscal 1996, the following major equity transactions occurred:

  The Company sold 6,783,503 shares of Common Stock for $6,875,416. These shares were sold pursuant to Regulation S of the Securities Act of 1933.

  The Company issued 1,100,000 shares as partial settlement of the Zuri Invest litigation.

  The Company issued 216,667 shares as partial settlement of the Royal Bank of Scotland litigation.

During fiscal 1995, the following major equity transactions occurred:

  The Company sold 2,566,666 shares of Common Stock for $3,696,457. These shares were sold pursuant to Regulation S of the Securities Act of 1933.

During fiscal 1994, the following major equity transactions occurred:

  The Company issued 215,099 shares of Common Stock in exchange for certain legal, engineering, consulting, and employment services rendered to the Company totaling $938,159.(*)

  The Company issued shares of the Company's Common Stock pursuant to a service agreement with James Anderson totaling $421,875.

  The Board of Directors of the Company approved a 15-for-1 reserve stock split effective November 29, 1993.

During fiscal 1993, the following major equity transactions occurred:

  The Company issued 539,402 shares of Common Stock in connection with its acquisition of Trans-Russian. Total reduction in equity in relation to the acquisition was $84,176.(*)

  In connection with its mining properties, the Company issued 37,290 shares of Common Stock for accrued lease payments of $107,710, prepayment of certain lease expenses of $113,153, and acquisition of mining equipment of $34,375.(*)

  The Company issued 105,140 shares of Common Stock with a value of $713,494 in satisfaction of outstanding debt obligations amounting to $558,592.(*)

  The Company issued 100,256 shares of Common Stock with a value of $500,285 in satisfaction of the Company's obligation to CSGM of $574,750.(*)

  The Company issued 183,190 shares of Common Stock in exchange for certain legal, engineering, consulting, and employment services rendered to the Company totaling $1,616,659.(*)

    The Company sold 10,664 shares of stock at $7.50 per share, totaling
$80,000.

  The Company issued 33,334 shares of Common Stock pursuant to the exercise of options in settlement of debt to CSGM of $250,000.(*)

During fiscal 1992, the following major equity transactions occurred:

  The Company issued 155,335 shares of Common Stock in connection with its acquisition of Sierra Gold and the related options on mineral properties for $74,807.(*)

  The Company issued 10,311 shares of Common Stock in connection with its acquisition of the Kate-hardy Mine for $88,667 and prepayment of certain lease expenses of $66,000.(*)

  In connection with its lease on the Ruby Mine, the Company issued 24,800 shares of Common Stock for: accrued lease payments of $72,502, prepayment of lease obligation of $63,287, and modification and extension to lease term of $154,836.(*)

  In connection with its lease on the Rising Sun Mine, the Company issued 5,333 shares of Common Stock for accrued lease payments of $22,002, prepayment of lease obligation of $18,687, and modification and extension to lease term of $4,111.(*)

  The Company issued 24,439 shares of Common Stock in satisfaction of outstanding debt obligations amounting to $336,617.(*)

  The Company issued 88,000 shares of Common Stock with a value of $748,750 to CSGM in satisfaction of the Company's obligation to CSGM of $900,000.(*)

  The Company issued 117,912 shares of Common Stock in exchange for certain legal, engineering, and employment services rendered to the Company totaling $1,286,852.(*)

  In May 1992, the Company entered into a three-year consulting contract with Mr. Anderson in exchange for issuing 66,667 shares of Common Stock with a value of $531,250.(*)

  Ms. Anderson paid expenses on behalf of the Company amounting to $105,055. This amount and the proceeds received from the extension of warrants of $207,750 totaling $312,805 is accounted for as a contribution of capital.

  The Company made several private placements of a total of 142,100 shares of its Common Stock at prices ranging from $.90 to $1.50 per share totaling $2,298,451, net of offering costs of $177,974.

During fiscal 1991, the following major equity transactions occurred:

  On June 29, 1990, the Company sold 131,727 units for $987,955. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock. The Company's previous chairman, Mr. Benarroch, is the president of the underwriter, Euro Canadian, in this transaction, which received a commission of $98,796. The underwriter also received warrants to purchase 33,333 shares of the Company's Common Stock at $.50 through July 1992. In July 1990, the Company sold an additional 141,606 units. The Company received $910,840 after offering expenses. Warrants covering 253,333 shares are exercisable at $.70 through June 1992, and warrants covering 20,000 shares are exercisable at $.90 through June 1992.

  On June 26, 1990, the Company's Board of Directors approved the issuance of 73,766 units to ISGM and CSGM in satisfaction of the Company's debt of $553,242 to these entities. Each unit consists of one share of the Company's Common Stock and one warrant to purchase one share of stock at $.50 per share, exercisable through July 1992. As of December 31, 1990, these units had not been delivered due to administrative delays. As an inducement to the approval of the consulting agreement described below, CSGM and ISGM agreed to cancel the units approved by the Board of Directors on June 26, 1990.

  On January 23, 1991, the Company entered into an agreement with CSGM and ISGM whereby CSGM and ISGM are obligated to render consulting services to the Company to assist the Company in the acquisition of mining properties, identification of and negotiation with the Company's creditors, and other day-to-day business and administrative tasks. In exchange for rendering consulting services, the Company agreed to issue 120,000 shares of its Common Stock to CSGM. As the market value of the shares issued was approximately equal to that of the units canceled, the issuance of the shares has been treated as a replacement of the units for accounting purposes.(*)

  In January 1991, an additional 49,272 shares of Common Stock were issued to third parties. These shares, valued at fair market value of $630,568, were issued for legal and consulting services rendered and the repayment of a note payable issued for services of $114,560.(*)

  The Company agreed to issue 20,000 shares of Common Stock valued at fair market value of $581,250 to an engineering firm for past and future services.(*)

  The Company entered into a litigation settlement with Mr. Benarroch, whereby 66,667 shares of the Company's outstanding Common Stock were returned to the Company and, simultaneously, the Company issued back to Mr. Benarroch 100,000 shares, valued at fair market value of $1.75 per share. The settlement resulted in a net issuance of 33,333 shares of Common Stock valued at $875,000.(*)

  During fiscal 1990, the Company initiated a private placement of its Common Stock. In April 1990, the Company sold 150,000 shares for $450,000.

  In March 1990, Ms. Anderson sold 66,667 shares of her Common Stock to Sungold Mining Corp. (Sungold) for $10,000 as an inducement for an affiliate of Sungold to lend the Company $140,000.(*)

  In March and May 1990, the Company issued 235,000 shares of Common Stock in exchange for legal services valued at $72,500.(*)

(*) For each issuance involving noncash consideration, the Company recorded the fair market value of the shares issued as the consideration received.


NOTE 11 - STOCK OPTIONS AND WARRANTS

The Company has an incentive stock option plan under which five and ten-year options may be granted to key employees to purchase up to 33,333 shares of the Company's Common Stock at the market price on the date of grant. At June 30, 1996, no options had been granted under this plan. A total of 33,333 shares of the Company's unissued Common Stock has been reserved for this plan.

The Company has a nonqualified stock option plan, under which options to purchase a total of 1,051,000 shares from $.85 to $4.13 were outstanding and exercisable at June 30, 1996.

The following is a summary of Common Stock options and warrants outstanding as of June 30, 1996:

                        Shares       Shares
                        Under        Under         Price       Expiration
                       Warrants     Options      Per Share      Date

Outstanding at
  June 30, 1994         584,752      243,334  $  1.94 - 16.80
  Expired              (584,752)          -      7.50 - 15.00
  Granted                    -        29,000             2.63  July 29, 1999
  Cancelled                  -        (4,000)            2.63  July 29, 1999
  Granted                    -        90,000             2.00  February 10, 2000
  Expired                    -       (79,334)    1.94 - 16.80  Various

                       Shares       Shares
                       Under        Under          Price      Expiration
                       Warrants     Options       Per Share      Date

Outstanding at
  June 30, 1995             -      279,000      2.00 - 2.63
  Granted                   -      387,500             3.03    July 15, 2000
  Cancelled                 -      (17,500)            3.03    July 15, 2000
  Granted                   -        2,000             4.13    August 4, 2000
  Granted                   -       25,000             2.59    October 11, 2000
  Granted                   -      350,000             1.13    December 14, 2000
  Granted                   -       25,000              .85     January 1, 2001

Outstanding at
  June 30, 1996             -    1,051,000       .85 - 4.13


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease expense consists principally of an operating lease for the Company's office building which calls for monthly payments of $2,500 from June 1989 through May 1994. The rent is subject to annual adjustment based upon the Consumer Price Index. Rent expense for the years ended June 30, 1996 and 1995 was approximately $30,000 and $31,000, respectively.

See Note 6 regarding mineral property commitments.


NOTE 13 - LEGAL PROCEEDINGS

  During the fiscal year ended June 30, 1996, the Company entered two significant settlement agreements. The settlement agreements resolve claims against the Company made by Zuri Invest A.G., et. al., and the Royal Bank of Scotland, et. al. The Company has filed complaints against the Andersons and parties and entities related to the Andersons which were allegedly involved in the initial transactions, or lack thereof, which caused the settled damages to Zuri Invest A.G. and Royal Bank of Scotland.

  Additionally the Company went to trial against Consolidated Sierra Gold Mines, Inc. ("CSGM"), and won a $30,000 jury verdict in its cross-compliant against CSGM.

  With that result, all meaningful litigation against the Company was resolved.

  The Company has been requested pursuant to a non-public informal inquiry by the staff of the Securities and Exchange Commission, to provide information to the staff of the Commission regarding the Company's financing activities in reliance upon Regulation S under the Securities Act. The Commission has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person.

  The following is a detailed historical perspective of significant actions involving the Company, including those summarized above.

On August 9, 1991, Zuri Invest A.G., Andre Michaels and Peter Woodfield (the "Plaintiffs") filed a complaint against the Company, Euro Canadian Securities Limited, Georges Benarroch, Simone Anderson, James Anderson and Capitol Bank Sacramento and were seeking 1,500,000 shares of the Company's Common Stock previously owned by Simone Anderson and subsequently sold to Euro Canadian, which were allegedly promised to Plaintiffs in connection with the Company's equity financing in 1990. In a stipulated settlement, Euro Canadian and Georges Benarroch agreed to defend and indemnify the Company in any lawsuit filed by the Plaintiffs claiming title to such shares. Accordingly, the Company tendered its defense in this lawsuit to Euro Canadian and Georges Benarroch who agreed to provide the Company with such defense. Mr. Benarroch had defaulted in the proceeding and although the Company had the commitment from Mr. Benarroch, the Company engaged its own counsel and vigorously defended itself in this litigation.

Simone Anderson also filed a counter-claim in the Zuri Invest action against the Royal Bank of Scotland, seeking rescission of 3,250,000 shares (pre-split) of Common Stock transferred to the Royal Bank of Scotland by Simone Anderson in connection with certain financing on behalf of the Company. After the Royal Bank of Scotland was served with the complaint, an order of default was entered against it. Based on the order of default, representations made by Simone Anderson, Ms. Anderson's agreement with the Company to indemnify it from any adverse claims, and the deposit of $200,000 with the Company to secure performance under the indemnity agreement, the Company transferred the 3,250,000 (pre-split) shares into the name of Simone Anderson and reserved an additional 3,250,000 shares of Common Stock as a contingency for future adverse claims. Thereafter, the Company, its transfer agent, and Simone Anderson received notice from the Royal Bank of Scotland, as nominee, demanding return of the 3,250,000 shares and further threatening legal action if the shares were not returned.

On December 14, 1995, the Company entered into an agreement ("the Zuri Agreement") with Zuri Invest A.G., Andre Michaels and Peter Woodfield in connection with the Zuri Invest action to partially satisfy the joint and several judgment entered in the Zuri Invest action against the Company and Simone Anderson and James Anderson (collectively, the "Andersons") on October 31, 1995 (the "Judgment"). The Zuri Plaintiffs agreed, subject to the receipt of the consideration described below, not to seek any further recovery directly from the Company on the Judgment, and to release the Company from any further liability thereunder. The Zuri Plaintiffs also agreed not to pursue recovery against the Andersons on the Judgment if it is judicially determined that the Andersons have indemnification rights against the Company with respect to the Judgment. The Company issued and delivered to each of the plaintiffs, Woodfield and Michaels, 250,000 shares of the Company's Common Stock. The Company issued 600,000 shares of the Company's Common Stock to Zuri Invest and delivered 200,000 of such shares to Zuri Invest on or about April 5, 1996 and 200,000 shares on or about June 9, 1996. The remaining 200,000 shares were held in escrow for delivery to Zuri Invest.

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

Pursuant to the Zuri Agreement, the Company also assigned to the Zuri Plaintiffs an interest (33% of the Company's 60% interest) in claims asserted against the Andersons and their controlled corporations in the action entitled Brush Creek Mining and Development v. F. James Anderson, et al., currently pending in the United States District Court, Northern District of California.

On December 13, 1995, the Company entered into an agreement (the "Royal Bank Agreement") to settle the action by the Royal Bank of Scotland by delivering to the plaintiffs in such suit (the "Royal Bank Plaintiffs") 216,667 shares of the Company's Common Stock and cash in the amount of $241,000. The Company also assigned to the Royal Bank Plaintiffs a portion of its interest in any total recovery from claims against the law firm formerly known as Bartel, Eng, Miller & Torngren, the Company's formal legal counsel ("Bartel, Eng"). On December 13, 1996, the Company is further required to deliver to each of the Royal Bank Plaintiffs, at his or her option, additional shares of the Company's Common Stock or additional cash. The number of shares of Common Stock or the amount of cash each Royal Bank Plaintiff is entitled to receive is based on the amount of his or her pro rata interest in amounts paid by the Company pursuant to the Royal Bank Agreement. If all Royal Bank Plaintiffs elect to receive Common Stock the Company will be required to issue and deliver a maximum of 300,000 shares in the aggregate and if all Royal Bank Plaintiffs elect to receive cash, the Company will be required to deliver cash in the maximum aggregate amount of $600,000.

The Company's obligations under the Royal Bank Agreement are secured by (1) a deed of trust on all real property and patented and unpatented mineral claims owned by the Company; (2) a first priority security interest in all of the Company's right, title and interest in and to any and all goods, products, yield, receivables, inventory (including any gold from any mines), any and all exploration and drilling information, data, maps, reports or surveys, and any and all income and proceeds derived from the Company's mining operations on property which the Company presently or subsequently owns or leases; (3) a first-priority security interest in the Company's right, title and interest in and to any total recovery by the Company on the claims against Bartel, Eng; and (4) a stipulated judgment in the amount of $3,250,000. The priority and other matters related to the enforcement of the respective deeds of trust executed by the Company pursuant to the Zuri Agreement and the Royal Bank Agreement are determined by an intercreditor agreement between the Zuri Plaintiffs and the Royal Bank Plaintiffs.

The Royal Bank Agreement provides that an uncured default under the Zuri Agreement constitutes a default under the Royal Bank Agreement and that an uncured default under the Royal Bank Agreement constitutes a default under the Zuri Agreement.

The Company has registered the 1,616,667 shares of Common Stock issued and delivered pursuant to the Zuri Agreement and the Royal Bank Agreement, which represents approximately 10 percent of the total outstanding shares of the Company's Common Stock as of June 30, 1996. This number includes the 300,000 additional shares that may be issued pursuant to the Royal Bank Agreement.

On October 24, 1994, the Company filed an amended complaint against F. James Anderson, Simone Anderson, Edward M. Lawson, Consolidated Sierra Gold Mines, Inc. ("CSGM"), Independent Sierra Gold Mines, Inc. ("ISGM"), Bartel, Eng, Miller & Torngren, attorneys, Robert Sibthorpe, Coopers & Lybrand and Yorkton Securities as defendants in an action to recover damages. The suit was filed in the United States District Court for the Northern District of California as Case No. C94-3487 (the "Federal Action"). On April 28, 1995, the Company filed a third amended complaint which seeks to recover damages against James and Simone Anderson for breach of fiduciary duty, for violations of Rule 10 b-5 and 16(b), for violations of the California Corporations Code S25400(d) and S25401. The lawsuit seeks to recover damages against Edward M. Lawson, Robert Sibthorpe and Yorkton Securities, Inc. for breach of fiduciary duty. The lawsuit seeks to recover damages against James and Simone Anderson, ISGM, CSGM, Robert Sibthorpe, and Yorkton Securities, Inc. for intentional and negligent misrepresentation. The lawsuit seeks to recover damages against the firm of Bartel, Eng, Miller & Torngren based upon breach of fiduciary duty and negligence claims. The law firm of Bartel, Eng, Linn & Schroder has (as successor in interest to Bartel, Eng, Miller & Torngren) filed a counterclaim in this litigation seeking recovery from the Company of legal fees totaling approximately $95,000. The accounting firm of Coopers & Lybrand has been dismissed as a defendant from the litigation without prejudice.

On November 3, 1994, the Company was served a complaint filed in Superior Court of the State of California in and for the County of Nevada, Case No. 52943, by CSGM for amounts claimed to be due and owing to the Company. The complaint seeks to recover $335,000 pursuant to an alleged open book account and $950,000 pursuant to fees and expenses which CSGM allegedly incurred on behalf of the Company for general financial advice and advice concerning mergers and acquisitions.

On April 4, 1996, a jury returned a verdict in favor of the Company in the action by CSGM. In addition, the jury returned a verdict against CSGM in the amount of $30,000 on the Company's cross-action. Following the verdict, the Company filed a motion to pierce the corporate veil of CSGM which motion was heard on June 7, 1996. The Company's motion was granted and judgment on the verdict was entered.
As a result, F. James and Simone Anderson are personally liable for the judgment obtained by the Company against Consolidated Sierra Gold Mines, Inc.

On November 7, 1994, the Company was served with a complaint filed in the Superior Court of the State of California in and for the County of Sacramento, Case No. 543926, by James Anderson and Simone Anderson for amounts claimed to be due and owing by the Company. The complaint seeks to recover $58,821 and unspecified further sums they have incurred or will incur in legal fees and costs in providing a defense in the Zuri Invest action. The Company has entered into a settlement in this matter whereby the Company has paid the past legal fees incurred by Mr. and Mrs. Anderson and has agreed to pay the legal fees they continue to incur in defending themselves in the Zuri Invest litigation.
On February 16, 1996, this agreement became a stipulated judgment which concluded the action.

On February 8, 1996, the Company filed a complaint against F. James Anderson and Simone Anderson in Superior Court of the State of California, in and for the County of Sacramento, Case No. 96AS 00513 (the "Sacramento Action"). The complaint seeks (a) judicial determination and declarations that the Company (1) has no further obligations to advance defense fees and costs incurred by the Andersons in connection with the Zuri litigation, including on the Andersons' appeal of that judgment; (2) is entitled to recoup defense fees and costs allocable to the Andersons' defense of claims in the Zuri Invest litigation for which they were found liable; (3) is not required to indemnify the Andersons for their liability in the Zuri Invest litigation; (4) has no duty or obligation to the Andersons to account for, replenish, and/or return monies to or pay interest on the $200,000 provided by the Andersons as partial indemnification to the Company in connection with the Royal Bank litigation; and (5) is entitled to have all amounts returned to the Company from the $200,000 which were disbursed for the purposes other than to indemnify the Company such that the Company receives the full net benefit of the $200,000, and (b) equitable indemnification to collect from the Andersons their proportionate share of the judgment in the Zuri Invest litigation.

On April 4, 1996, the Company was served with the Andersons answer to the Sacramento Action and their cross-complaint against the Company. The answer generally denied the allegations of the Company's complaint and asserted various affirmative defenses. The cross-complaint seeks judicial determination and declarations that the Company (1) is obligated to advance the Andersons' defense costs (including costs of appeal) in the Zuri Invest litigation and defense costs in the Federal Action and (2) is obligated to indemnify them from the judgment in the Zuri litigation and any judgment that might be rendered against them in the Federal Action.

Also, on April 4, 1996, the Company was served with a motion by the Andersons for summary adjudication of two of their cross claims which would have forced the Company to advance the Andersons' defense cost in the Zuri litigation and the Federal Action. On May 3, 1996, the Andersons' motion was heard by the superior court and denied.

The Company answered the Andersons' cross complaint on May 6, 1996 generally denying the allegations and asserting various defenses. The Company also anticipates amending its original complaint to assert an additional claims to hold the Andersons liable for the entire amount of the Royal Bank of Scotland settlement.

The Company has been requested pursuant to a non-public informal inquiry by the staff of the Securities and Exchange Commission ("the Commission") to provide information to the staff of the Commission regarding the Company's financing activities in reliance upon Regulation S under the Securities Act. The Commission has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person.

The Company is a party to other various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the business or financial position of the Company.

NOTE 14 - AGREEMENT WITH MK GOLD COMPANY

During 1993, the Company and MK Gold Company, a wholly owned subsidiary of Morrison Knudsen Corporation, entered into a nonbinding letter of intent to jointly explore and develop mineral properties in, among other places, the Republic of Kyrghzstan. The Company and MK Gold Company also entered into a Joint Development Agreement to form a new corporation called MKZ Gold Company (MKZ Gold) to explore, develop, and mine precious and base metals in the Republic of Kyrghyzstan. On May 10, 1993, MK Gold Company and the Concern Kyrghyzaltyn acting on behalf of the government of the Kyrghyzian Republic entered into a general agreement to explore, develop, operate, and mine the Jerooy Gold Project located in the Kyrghyzian Republic. The general agreement was a binding agreement and called for the preparation of a mining Joint Venture Foundation Document (the Venture Agreement) with the Kyrghyzian Republic.

Under the terms of the Joint Development Agreement, MK Gold Company would own 60% and the Company, through a wholly owned subsidiary, would own 40% of MKZ Gold. Further, the board of directors of MKZ Gold would consist of five members, three nominated by MK Gold Company and two nominated by the Company. MK Gold Company and the Company intended to capitalize MKZ Gold with $400,000 based on their percentage of ownership in MKZ Gold. MK Gold Company was to provide mining operations and the Company was to provide geological services to MKZ Gold.

On September 3, 1993, the Company served MK Gold Company with a complaint, seeking declaratory relief with regard to the Joint Development Agreement. The Company was seeking a declaration of its rights under the Joint Development Agreement, including a declaration that the joint venture with MK Gold Company exists under Idaho law, that the Company and MK Gold Company have equal rights in the management of the joint venture, and that MK Gold Company owes the Company $150,000. After serving the complaint, the Company and MK Gold Company had discussions about resolving the dispute. MK Gold Company paid the Company the $150,000 owed under the Joint Development Agreement.

On November 10, 1993, the Company amended its complaint seeking dissolution of the joint venture between the Company and MK Gold Company and alleging fraud and deceit, breach of fiduciary duty and breach of implied covenant of good faith and fair dealing by MK Gold Company.

In December 1993, the Company settled the lawsuit with MK Gold Company receiving: (1) $4,232,000 cash; (2) a 4% net smelter return on any interest which MK Gold Company obtains in the Kumtor project; and (3) the assumption of all the Company's obligations to the International Foundation for Privatization. The $4,232,000 is shown as sale of joint venture in the June 30, 1994 consolidated statement of operations.

NOTE 15 - SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
            FINANCING ACTIVITIES

Noncash investing and financing activities as of June 30, 1996 and 1995 are as follows:

                                                     1996             1995

  Company stock issued for
    Partial settlement of litigation          $     223,436        $      -
  Compensation recognized on stock
    options granted                                 160,021               -
  Company stock issued for professional
    services                                             -           938,159


NOTE 16 - SEGMENT INFORMATION

The Company's activities have been devoted to the acquisition, development, and production of mineral properties. Accordingly, the Company is considered to be in a single line of business. To date, substantially all of the Company's identifiable assets and operating expenditures are in the United States.


NOTE 17 - CONVERTIBLE DEBENTURE PAYABLE

On April 3, 1996, the Company received net proceeds of $400,000 on gross proceeds of $450,000 from an offshore; two year, $450,000, 7% convertible debenture. The subscriber has the option of converting all or part of the principle to the Company's Common Stock forty-five days after the closing date of the transaction. The note is convertible to shares at 70% of the average share price for the five days preceding conversion. On June 17, 1996, $150,000 of the note was converted to 161,360 shares.

On July 8, 1996, the remaining $300,000 of the note was converted into 439,560 shares of the Company's Common Stock. The convertible debentures outstanding at June 30, 1996 has been classified as current portion of long-term debt.


NOTE 18 - SUBSEQUENT EVENTS

In July 1996, the Company issued 695,652 additional shares of the Company's Common Stock per Reg S investment agreement from the fiscal year 1996, containing a purchase price adjustment clause (see Note 5) that required the Company to issue such shares if the Company's low bid price fell below one dollar during the valuation period. The Company was also required to place such shares with the Company's escrow agent until the end of the valuation period.

Also in July 1996, the Company was required to issue 57,523 additional shares of the Company's Common Stock per a Reg S agreement with a purchase price adjustment clause (see Note 4).

In September 1996, the Company received $250,000 from the sale of 757,576 shares of the Company's Common Stock per a Reg S stock purchase agreement. The shares were sold at 50% of the Company's closing bid prices on the day before the sale.

                           EXHIBIT 11.1

                COMPUTATION OF EARNINGS PER SHARE

                                                  Year Ended
                                      June 30, 1996          June 30, 1995

Net Loss                         $     (9,270,102)        $        (4,671,396)

Weighted Average Common
    Shares Outstanding     divided by   9,634,616   divided by      4,799,311

Net Loss per Common Share        $           (.96)        $              (.97)

                           EXHIBIT 21.1

                       LIST OF SUBSIDIARIES

1.   B. Creek Acquisition Corporation


2.   Alpha Hardware