Form 10KSB40/A
period 1996-06-30
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1996-10-28
CIK 715583

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

[X]     Annual Report Pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934 for the Fiscal Year Ended June 30, 1996

[ ]       Transition Report Under Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the Transition Period from
                         ____________ to _______________

                           Commission File No. 0-12761

                  BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                    88-0180496
--------------------------------------------------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

         970 East Main Street, Suite 200, Grass Valley, California 95945
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's Telephone Number Including Area Code:  (916) 477-5961

Securities Registered Pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
            None                                         None

Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement in the past 90 days.   X  Yes      No
                                  ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

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

Transitional Small Business Disclosure Format            X  Yes       No
                                                       -----     -----

        The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, as set forth herein:

                                     PART I
                                     ------

ITEM 1 -  BUSINESS
          --------
                                  RISK FACTORS

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

Need for Additional Financing; Lack of Liquidity; No Material Revenues

        The mining industry is capital intensive. On or about the beginning of the 1995-1996 fiscal year, the Company estimated its mining development and operating costs in the Lawry, Irene and Wolf sites at the Ruby mine to be approximately $4 million for the fiscal year ended June 30, 1996. However, due to increased costs associated with litigation the Company's operating costs were higher than originally estimated at $4,010,966 for the fiscal year ended June 30, 1996. During the fiscal year ended June 30, 1996, the Company raised $6,875,416 from the sale of securities pursuant to Regulation S under the Securities Act of 1933 as amended ("Securities Act"). The shares of Common Stock sold in such offerings were sold at a discount of between 35% and 50% at the closing bid price of the Common Stock on the day before the sale. At June 30, 1996, the Company had a working capital deficit of $2,328,674 and had no material revenues from mining operations. Additional financing will be required in order for the Company to cover its mining and development costs in fiscal 1996-97 and to engage in full scale mining operation. At this time, the Company has no definitive plans regarding additional financing, but believes that it will likely be obtained through equity financing such as stock offerings or joint ventures. No assurances can be given that the Company will be able to raise cash from additional financing efforts and, even if such cash is raised, that it will be sufficient to satisfy the Company's capital requirements. If the Company is unable to obtain sufficient funds from future financings and/or operations, the Company may not be able to achieve its business objectives and may have to scale back its development plans. In addition, the Company may have to sell its assets in order to meet its obligations and may lose some of its properties for failure to make lease payments. In such event, the Company may be required to seek protection under the bankruptcy laws which will have a material adverse impact on the Company and the market value of the Common Stock.

Possible Delisting of Securities from Nasdaq System; Risks Relating to Low-Priced Stocks

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

         --------

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

Lack of Proven or Probable Ore Reserves of Commercial Quantity at the Mines

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

Government Regulation;  Environmental Matters

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

Competition

        The Company operates in an industry that is characterized by intense competition for resources, equipment and personnel. Some of the Company's principal competitors are substantially larger, have substantially greater resources, and expend considerably larger sums of capital than the Company for exploration, rehabilitation and development.

         --------

Risks in Mining Operations, Insurance Coverage and Uninsured Losses

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

Volatile Market Prices for Gold

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

Litigation; Administrative Proceedings

     The Company is involved in various litigation matters and is the subject of an informal inquiry being conducted by the staff of the Commission in connection with the Company's financing activities pursuant to Regulation S under the Securities Act. An adverse determination of one or more of such matters could have a material adverse effect on the Company. See "Legal Proceedings."

Proposed Changes to Mining Laws

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

         --------

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

         --------

     The Company began to sink on the Wolf vein in June 1996. As the winze got deeper, the vein widened indicating a stronger structure. The 275 foot level and virgin ore was reached in August 1996. The Company is working at that level and hopes to duplicate the published grade of the 1930's. There can be no assurance that the Company will be successful in its efforts. See "Risk Factors--Lack of Proven or Probable Ore Reserves of Commercial Quality at the Mines."

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

     On September 13, 1996, a raise was run from 255 feet in the Lawry placer drift into the gravel overhead. Samples will be run through the placer mill and the grade is expected to be available in November 1996.

     In July 1996, the Company issued 695,652 shares of the Company's Common Stock in connection with an offering in May 1996 pursuant to Regulation S in which the Company entered into an investment agreement containing a purchase price adjustment clause that required the Company to issue such shares if the Company's low bid price fell below one dollar during the valuation period. The Company was also required to place the 695,652 shares with an escrow agent until the end of the valuation period. The valuation period expired on September 27, 1996 and the Company has received notice that the purchaser claims it is entitled to 661,569 shares of the 695,652 shares held in escrow. The Company is evaluating the purchaser's claim to determine if the Company is required to issue the claimed shares to the purchaser.

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

ITEM 2 - PROPERTIES
         ----------

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

     The Company began limited production at the Wolf vein and Lawry area placer gravels at the Ruby Mine during the fiscal year ended June 30, 1996. Production of approximately 100 tons of ore per day is expected in the fiscal year ending June 30, 1997. Ore taken from the Wolf and Lawry will be milled on site. However, there can be no assurance that production levels will reach 100 tons per day in the 1997 fiscal year. Further work at these mines is subject to the Company receiving additional financing. The Company expects that if the required financing is obtained, it estimates it will cost approximately $4 million to perform the intended work and to continue operations at the Ruby Mine. There can be no assurance that the Company will obtain the required financing or any part thereof. In the event the Company is unable to raise the required financing, the Company will scale back its operations. See "Risk Factors--Need For Additional Financing; Lack of Liquidity; No Material Revenues."

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

         ----------

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

         ----------

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

     Production began at the Ruby Mine in the late 1870's when approximately 50,000 ounces of gold were extracted from what became known as the Old Ruby Channel. In the 1930's, the Ruby Mine was purchased by Clarence L. Best, who produced gold from the mine until it was closed in 1942 by War Production Board Order L- 208. High labor rates and a gold price freeze kept the Ruby Mine from re-opening. In the 1950's, the Ruby Mine was sold and was subsequently mined by small operators until the mid-1970's. In 1979, the mine was leased to

         ----------

Alhambra Mines, Inc. After limited rehabilitation, Alhambra Mines, Inc. failed to make lease payments and the Ruby Mine reverted to its owner.

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

         ----------

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

         ----------

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

     On July 24, 1990, the Company obtained from an independent mining laboratory 64 channel samples of ore from the Carson Mine. Each sample weighed approximately 25 pounds and had an average width of over 4.6 feet. Samples taken yielded an overall uncut weighted average of 5.45 ounces of gold per ton. These substantial-grade ore shoots were tested in two levels with a distance of 400 feet vertical separation. All of the assays occurred within a strike length of 125 feet. On August 29, 1990, the Company received confirmation of these substantial grades from a separate independent mining laboratory. The confirmation report consisted of nine channel sample checks of ore

         ----------

taken from the Carson Mine. Although no assurances can be given that these substantial grades will continue through the length of the entire vein, the strike length potential of this vein is believed to be 4,100 feet and is thought to extend into additional ground currently controlled by the Company. In order to determine the magnitude of its discovery and to evaluate its findings further the Company has completely mapped and sludge drilled the vein system in the exposed portions of the Carson vein. Because the Company decided to begin production at the Ruby Mine, the Company postponed further development at the Carson Mine.

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

     The geology of the property consists mainly of the Calaverous Formation, Carboniferous Period, comprised of slate, quartzite and porphyry. The quartz veins carrying the free gold mineralization occur along the porphyryslate contact within a 300 to 400-foot shear zone associated with the Melonese Fault Zone. The High Commission, Big Ledge and Mexican veins all occur within this wide contact rock formation. The veins vary from a few inches up to 20 feet in width, striking mainly a north-south direction and dipping 70 to 80 degrees east. Another vein formation strikes northeast and dips 60 degrees northwest. The zone appears to be altered and mineralized.

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

         ----------

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

         ----------

     The Omega Mine was active during the 1920's and 1930's when a labyrinth 9of tunnels exceeding 2,000 feet was driven in the underlying serpentine mainly in pursuit of high grade pay streaks. Raises were driven to access stopping areas in the gravel. In 1957, Richmond Flatland, Sr. acquired the Omega mine. There was no activity on the claims until 1980, at which time the underground workings were completely remapped. Most of the gravel was found to be of igneous origin containing a small percentage of white quartz cobbles. Cobbles vary from a few inches to twelve inches in diameter and are tightly cemented by sand and silt.

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

ITEM 3 - LEGAL PROCEEDINGS
         -----------------

     During the fiscal year ended June 30, 1996, the Company entered into two significant settlement agreements. The settlement agreements resolve claims against the Company made by Zuri Invest A.G., et. al., and the Royal Bank of Scotland, et. al. The Company has filed complaints against the Andersons and parties and entities related to the Andersons which were allegedly involved in the transactions related to the settlements with Zuri Invest A.G. and Royal Bank of Scotland.

     Additionally the Company went to trial against Consolidated Sierra Gold Mines, Inc. ("CSGM"), and won a $30,000 jury verdict in its cross-complaint against CSGM.

     With that result, all material litigation against the Company was resolved.

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

     On December 14, 1995, the Company entered into an agreement (the "Zuri Agreement") with Zuri Invest A.G., Andre Michaels and Peter Woodfield in connection with the Zuri Invest action to partially satisfy the joint and several judgment entered in the Zuri Invest action against the Company and Simone Anderson and James Anderson (collectively, the "Andersons") on October 31, 1995 (the "Judgment"). The Zuri Plaintiffs agreed, subject to the receipt of the consideration described below, not to seek any further recovery directly from the Company on the Judgment, and to release the Company from any further liability thereunder. The Zuri Plaintiffs also agreed not to pursue recovery against the Andersons on the Judgment if it is judicially determined that the Andersons have indemnification rights against the Company with respect to the Judgment. The Company issued and delivered to each of Woodfield and Michaels 250,000 shares of the Company's Common Stock. The Company issued 600,000 shares of the Company's Common Stock to Zuri Invest and delivered 200,000 of such shares to Zuri Invest on or about

         -----------------

April 10, 1996, and 200,000 shares on or about June 11, 1996. The remaining 200,000 shares were held in escrow for delivery to Zuri Invest on or about September 9, 1996.

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

         -----------------


     On October 24, 1994, the Company filed an amended complaint against F. James Anderson, Simone Anderson, Edward M. Lawson, Consolidated Sierra Gold Mines, Inc. ("CSGM"), Independent Sierra Gold Mines, Inc. ("ISGM"), Bartel, Eng, Miller & Torngren, attorneys, Robert Sibthorpe, Coopers & Lybrand and Yorkton Securities as defendants in an action to recover damages. The suit was filed in the United States District Court for the Northern District of California as Case No. C94-3487 (the "Federal Action"). On April 28, 1995, the Company filed a third amended complaint which seeks to recover damages against James and Simone Anderson for breach of fiduciary duty, for violations of Rule 10b-5 and 16(b), and for violations of California Corporations Code Section 25400(d) and Section 25401. The lawsuit seeks to recover damages against Edward M. Lawson, Robert Sibthorpe and Yorkton Securities, Inc. for breach of fiduciary duty. The lawsuit seeks to recover damages against James and Simone Anderson, ISGM, CSGM, Robert Sibthorpe, and Yorkton Securities, Inc. for intentional and negligent misrepresentation. The lawsuit seeks to recover damages against the firm of Bartel, Eng, Miller & Torngren based upon breach of fiduciary duty and negligence claims. The law firm of Bartel, Eng, Linn & Schroder has (as successor in interest to Bartel, Eng, Miller & Torngren) filed a counterclaim in this litigation seeking recovery from the Company of legal fees totaling approximately $95,000. The accounting firm of Coopers & Lybrand has been dismissed as a defendant from the litigation without prejudice.

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

         -----------------

the Company such that the Company receives the full net benefit of the $200,000, and (b) equitable indemnification to collect from the Andersons their proportionate share of the judgment in the Zuri Invest litigation.

     On April 4, 1996, the Company was served with the Andersons' answer to the Sacramento Action and their cross-complaint against the Company. The answer generally denied the allegations of the Company's complaint and asserted various affirmative defenses. The cross-complaint seeks judicial determination and declarations that the Company (1) is obligated to advance the Andersons' defense costs (including costs of appeal) in the Zuri litigation and defense costs in the Federal Action and (2) is obligated to indemnify them from the judgment in the Zuri Invest litigation and any judgment that might be rendered against them in the Federal Action.

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


ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

     The mining industry is capital intensive. On or about the beginning of the 1995-1996 fiscal year, the Company estimated its mining development and operating costs in the Lawry, Irene and Wolf sites at the Ruby mine to be approximately $4 million for the fiscal year ended June 30, 1996. However, due to increased costs associated with litigation the Company's operating costs were higher than originally estimated $4,010,966 for the fiscal year ended June 30, 1996. During the fiscal year ended June 30, 1996, the Company raised $6,875,416 from the sale of securities pursuant to Regulation S under the Securities Act of 1933 as amended ("Securities Act"). The shares of Common Stock sold in such offerings were sold at a discount of between 35% and 50% of the closing bid price of Common Stock on the day before the sale. At June 30, 1996, the Company had a working capital deficit of $2,328,674 and had no material revenues from mining operations. Additional financing will be required in order for the Company to cover its mining and development costs in fiscal 1996-97 and to engage in full scale mining operation. At this time, the Company has no definitive plans regarding additional financing, but believes that it will

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS - (Continued)
          ---------------------

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

     The Company estimated its mining development and operating costs to be approximately $3 to $3.5 million for the fiscal year ended June 30, 1995. Actual development and operating costs were $4,010,966. The Company raised $6,875,416 from the sale of securities pursuant to Regulation S under the Securities Act. The majority of the funds were used for the operations of the Ruby, Peavine, Rising Sun and Kate Hardy mines, with emphasis on operations of the Ruby Mine. The Company expected revenues from current operations to increase. Revenues from operations were not sufficient. Additional funding was needed to perform the intended work at the Ruby Mine. The Company was able to fund continued operations from sales of Common Stock, so it met its long-term liquidity requirements and kept its mining properties in production.

     During the fiscal year ended June 30, 1995; (1) the Board of Directors approved options to purchase 29,000 shares of Common Stock for key employees;
(2) G. Michael Pickering resigned as President as disclosed in the Company's Form 8-K filed September 26, 1994; (3) Senator Edward Lawson resigned as a board member, as disclosed in the Company's Form 8-K dated November 22, 1994; (4) Michael Henrick, P.Geo., was appointed as President as disclosed

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS - (Continued)
          ---------------------

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

                                    PART III


ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

     James S. Chapin has been a director of Brush Creek since April 1994. Since April 1994, Mr. Chapin also served as the Chief Executive Officer and Chief Financial Officer of Brush Creek. Prior to working with Brush Creek, Mr. Chapin was a registered representative with the Hartford, Connecticut offices of Tucker Anthony, a securities broker-dealer from 1988 to April 1994. He previously served in executive positions from 1977 to 1983 with IBM and from 1983 to 1988 with the securities firm of Smith Barney.

     Howard I. Kalodner has been a director of Brush Creek since March 1994. Mr. Kalodner is a professor of law and, from 1977 to 1994, served as the dean of Western New England College School of Law in Springfield, Massachusetts. Mr. Kalodner is a member of the American Law Institute.

     Albert Miller has been a director of Brush Creek since March 1994. From 1976 to 1991, Mr. Miller was chairman and chief executive officer of Royalpar Industries, a publicly owned human resources company. He retired from Royalpar in July 1991 when it was acquired by another company.

     Kenneth Friedman has been a director of Brush Creek since January 1995. Mr. Friedman has served as president of Nonlinear Resource Corp. from 1993 to the present and, from 1991 to 1993, served as director of research for Dickinson & Co. He served as the natural resources analyst for Kemper Securities, a brokerage firm, from 1990 to 1991 and the metal and mining analyst for Boettcher Co., a brokerage firm, from 1989 to 1990.


ITEM 10 - EXECUTIVE COMPENSATION
          ----------------------

     The table below sets forth certain information with respect to compensation for services in all capacities paid by Brush Creek for the past three years, to or on behalf of the Chairman of the Board and the Chief Executive Officer at June 30, 1996. No other employee of Brush Creek made more than $60,000 in the fiscal year 1996.

                                             Annual Compensation             Long-Term Compensation
                                   ---------------------------------------  ------------------------
                                                                                     Awards             Payouts
                                                                            ------------------------   ---------
                                                                            Restricted    Securities   Long-Term
Name and Principal                                Bonus     Other Annual       Stock      Underlying   Incentive       All Other
     Position           Year        Salary($)      ($)     Compensation($)   Awards($)    Options(#)   Payouts($)    Compensation($)
------------------    ---------    -----------    -----    ---------------  ----------    ----------   ----------    ---------------

James S. Chapin,        1996(1)    $   110,000    none          none           none         250,000       none            none
Chief Executive         1995(1)    $   110,000    none          none           none          25,000       none         $23,512(2)
Officer and Chi         1994       $    17,769    none          none           none         100,000       none            none


----------

(1)     Represents  compensation  for the period July 1, 1994,  through June 30,
        1996, the time during which Mr. Chapin was employed by Brush Creek as Chief Executive Officer and Chief Financial Officer. Pursuant to Mr.
        Chapin's employment agreement, Brush Creek is to pay him $100,000 as severance compensation if he is terminated other than "for cause." Upon completion of five (5) consecutive years of employment with the Company this obligation terminates. He was also awarded options to acquire
        100,000 shares of Brush Creek's common stock at $1.88 per share (the closing price for the stock on April 5, 1994, the date of the grant).

(2)     Represents payments made by the Company for living expenses.


Incentive Stock Option Plan

        The Company has a nonqualified stock option plan, under which options to purchase a total of 279,000 shares at prices ranging from $2.00 to $2.63 were outstanding and exercisable at June 30, 1996.

          ----------------------

     The following tables set forth certain information with respect to stock options granted to the persons named in the Summary Compensation Table during the fiscal year ended June 30, 1996.

                                       Option Grants in Last Fiscal Year

                                                      Individual Grants
                      ------------------------------------------------------------------------------
                           Number of          Percent of Total
                           Securities        Options Granted to
                      Underlying Options         Employees in        Exercise or Base     Expiration
     Name                  Granted(#)            Fiscal Year            Price($/Sh)          Date
---------------       ------------------     ------------------      ----------------     ----------

James S. Chapin            250,000                  99.0%             $1.13 to $2.98      07/15/2000
                                                                                          12/14/2000



     The following table sets forth certain information as to each exercise of stock options during the year ended June 30, 1996, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

          Aggregated Option Exercises in 1996 and Year-End Option Value

                                                             Number of Securities               Value of Unexercised
                                                           Underlying Unexercised               In-The-Money Options
                          Shares                         Options at June 30, 1996(1)            at June 30, 1996(2)
                         Acquired         Value     ----------------------------------  ----------------------------------
        Name            on Exercise     Realized       Exercisable      Unexercisable     Exercisable       Unexercisable
---------------------  -------------  ------------  ----------------  ----------------  ----------------  ----------------

  James S. Chapin            -              -            375,000              -               (3)                  -

----------

(1) Share figures have been calculated to reflect the number of shares which may be acquired, following the October 1993 15-to-1 reverse stock split.
(2) Realizable values are reported net of the option exercise price but before any income taxes that the executives may have to pay. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock as well as the option holder's continued employment through the vesting period. The amounts reflected in this table may never be obtained.
(3) Mr. Chapin's stock options are not in-the-money as 100,000 shares have an exercise price of $1.88 per share, 25,000 shares have an exercise price of $2.00 per share, 125,000 shares have an exercise price of $2.98 and 125,000 shares have an exercise price of $1.13.

Other Options

     Senator Edward Lawson, who resigned as a Director of Brush Creek effective November 22, 1994, currently has options to purchase up to 23,333 shares at an exercise price of $7.50 per share, following the October 1993 15-to-1 reverse stock split.

Long-Term Incentive Plans

     Other than the stock option plans described above, Brush Creek does not have any plan providing compensation to its executive officers for performance to occur over a period longer than one (1) fiscal year.

Pension Plans

     Brush Creek does not have any pension plan available to its executive officers.

          ----------------------


Directors' Compensation

     The Independent Directors of Brush Creek are compensated $1,500 per month for their services. Certain expenses incurred in connection with such services, including travel to meetings, may be reimbursed. In addition, the Board has awarded options to acquire common stock of Brush Creek to directors in recognition of services. During the fiscal year ended June 30, 1996, an aggregate amount of $48,500 in fees was paid to Directors.

Employment Agreements and Termination of Employment Arrangements

     Brush Creek has an employment agreement with Mr. James S. Chapin, which provides that Mr. Chapin's employment will commence April 4, 1994, and continue through April 3, 1996, following which his employment is to continue for an indefinite term, subject to certain severance and notice provisions. Brush Creek is to pay Mr. Chapin $100,000 as severance compensation if he is terminated other than "for cause." The $100,000 is held in trust and is secured by an irrevocable letter of credit. Upon completion of five (5) consecutive years of employment with the Company, this obligation terminates. The employment agreement with Mr. Chapin also provides him with options to purchase 100,000 shares of Brush Creek's common stock at $1.88 per share (the closing bid price for the stock on April 5, 1994). The options were fully vested in April 1996 and may be exercised on or before April 4, 2001. The options are not transferable
(other than by will or the laws of descent or distribution) and must be exercised in their entirety.

Repricing of Options

     During the last fiscal year, Brush Creek did not adjust or amend the exercise price of options previously awarded to any of the named executive officers.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of Brush Creek's common stock as of September 30, 1996 by (i) each person who is known by Brush Creek to own beneficially more than five percent
(5%) of Brush Creek's  common  stock,  (ii) each person set forth in the Summary
Compensation Table, (iii) each of Brush Creek's directors and (iv) all directors and executive officers as a group.

                                               Shares Beneficially
          Beneficial Owner                     Owned (Number)(1)      Percentage
----------------------------------------       -------------------    ----------

James S. Chapin                                   392,877 (1,2)          2.3%
Chief Executive Officer, Chief Financial
  Officer and Director
970 E. Main Street, Suite 200
Grass Valley, CA 95945

Howard I. Kalodner                                227,005 (1,2)          1.3%
Director
55 Riverview Terrace
Springfield, MA 01108-1603

Albert Miller                                     209,834 (1,2)          1.2%
Director
250 Westmont
West Hartford, CT 06117

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

                                               Shares Beneficially
          Beneficial Owner                     Owned (Number)(1)      Percentage
----------------------------------------       -------------------    ----------

Kenneth Friedman                                  185,200 (1)            1.1%
Director
26 Willow Lane
Blackhawk, CO 80422

All Officers and Directors as a
  group (four persons)                          1,014,916                5.9%

----------

(1)     Includes  shares  which may be acquired  within 60 days  pursuant to the exercise of  options,  as  follows:  Mr.  Chapin,  375,000  shares;  Mr.
        Kalodner,  200,000 shares;  Mr. Miller,  200,000 shares;  Mr.  Friedman,
        185,000  shares;  and all officers and  directors as a group,  1,014,916 shares.
(2)     Figure includes shares owned by a spouse.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

        None.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

1.      FINANCIAL STATEMENTS
        --------------------

        Brush Creek Mining and Development Company, Inc.
        ------------------------------------------------

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

          --------------------------------

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

        10.6 Modification of Lease Purchase Agreement for the Ruby Mine dated November 1, 1994.++

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

        10.18 Settlement Agreement between the Company, Simone Anderson, Euro Canadian Securities Limited, and Georges Benarroch.*

        10.19 Agency Agreement between Epsom Investment Services N.V. and the Company.*

        10.20  Letter Agreement with Grande Portage.*

        10.21 Letter Agreement with the All-Union Research Institute of Geology of Foreign Countries (VZG).*

        10.22  Contract   for   Services   between  the  Company  and  F.  James
               Anderson.(1)

        10.23  Stock Option Agreement with Simone Anderson.(1)

        10.24  Stock Option Agreement with G. Michael Pickering.(1)

        10.25  Stock Option Agreement with Edward Lawson.(1)

        10.26  Stock Option  Agreement with Susan  Miller.(1)

        10.27  Stock Option Agreement with Michael Skopos.(1)

          --------------------------------

        10.28  Stock Option Agreement with Dave Trueman.(1)

        10.29  Stock Option Agreement with Peter LeCoutier.(1)

        10.30   Lease on the Kate Hardy - Omega Mines.(1)

        10.31   Letter of Agreement with Morrison Knudsen.(2)

        10.32   Joint Venture Agreement with MK Gold Company.(3)

        10.33 Modification of Lease Purchase Agreement for Rising Sun Mine dated November 1, 1994.++

        10.34  Letter agreements regarding option to lease Dreadnaught Mine.++

        10.35 Settlement Agreement between the Company, Zuri Invest, A.G., Andre Michaels and Peter Woodfield.+++

        10.36 Settlement Agreement between the Company, Werner Aeberhard, Chris Lambrianos, Mikis Theodosiou, Andreas Samuel, as Executor of the Estate of Dinos N. Samuel, Tania Bruntsfield, Jacques Philippou and the Royal Bank of Scotland, A.G.+++

        11.1   Computation of per share earnings.++++

        16.1   Letter regarding change in certifying accountant.+

        21.1   List of Subsidiaries of the Company.++++

        23.1   Consent of Brown Armstrong Randall & Reyes, A.C.

* Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-39867, and pre-effective amendments thereto which
        was  previously   filed  with  the  Commission  on  April  8,  1991.

** Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-38646, which was previously field with the Commission on January 23, 1991.

(1) Previously filed in connection with the Registration Statement on Form S-3, File No. 33-45174, and combined Registration Statement on Form S-3, File No. 33-63374.

(2)     Previously filed on Form 8-K on September 10, 1992.

(3)     Previously  filed on Form 8-K on June 15, 1994.

+       Previously filed on Form 8-K on July 12, 1994.

++      Previously filed on Form 10-KSB on September 28, 1995.

+++ Previously filed in connection with the Registration Statement on Form S-3, File No. 333-286.

++++    Previously filed on Form 10-KSB on September 30, 1996.

3.      REPORTS ON FORM 8-K
        -------------------

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

          --------------------------------

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

                                          Brush Creek Mining and Development
                                          Company, Inc.



Date:      October 25, 1996                       /s/  James S. Chapin
     -----------------------------        --------------------------------------
                                                       James S. Chapin
                                                       Chief Executive Officer,
                                                       Chairman of the Board

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

                                            BROWN ARMSTRONG RANDALL & REYES
                                            ACCOUNTANCY CORPORATION


Bakersfield, California
August 9, 1996

                BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                                 AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996

                                     ASSETS
Current Assets
   Cash                                                       $        1,275,413
   Prepaid expenses                                                       51,290
   Inventory                                                              24,290
   Accounts receivable, employees                                         40,462
                                                              ------------------

        Total Current Assets                                           1,391,455

Office Furniture and Equipment, Net                                      115,837
Mineral Properties and Mining Equipment, Net                          10,600,827
Deposits                                                                 377,147
                                                              ------------------

        Total Assets                                          $       12,485,266
                                                              ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
   Accounts payable and accrued liabilities                   $        1,440,268
   Current portion of long-term debt                                   2,279,861
                                                              ------------------

        Total Current Liabilities                                      3,720,129

Other Liabilities                                                          3,700

        Total Liabilities                                              3,723,829

Shareholders' Equity
   Common stock, no par value; authorized 100,000,000
     shares; issued and outstanding, 14,963,369 shares                43,752,439

Accumulated Deficit                                                 (11,260,214)
Accumulated Deficit during the Development Stage                    (23,730,788)
                                                              -----------------

        Total Shareholders' Equity                                     8,761,437

        Total Liabilities and Shareholders' Equity            $       12,485,266
                                                              ==================


                   The accompanying notes are an integral part of these consolidated financial statements.

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

                                                                                            Development Stage
                                            --------------------------------------------------------------------
                                                                                               Period from
                                                                                               July 1, 1989
                                                                                                 Through
                                                    1996                 1995                  June 30, 1996
                                            -----------------     --------------------    ----------------------
Revenues
  Sale of Joint Venture                     $              -      $                 -     $            4,232,000
  Other Income                                             -                        -                    156,444
  Interest                                             42,160                   25,720                   165,513
                                            -----------------     --------------------    ----------------------

 Total Revenues                                        42,160                   25,720                 4,553,957
                                            -----------------     --------------------    ----------------------

Expenses
  General and Administrative
    Expenses                                        2,471,067                1,494,076                13,899,765
  General Mining and Exploration                    4,010,966                2,832,819                 8,914,025
  Loss on Lease Abandonments                               -                        -                    392,317
  Depreciation and Amortization                       373,443                  311,625                 1,063,260
  (Gain) Loss on Sale of
    Mining Equipment                                     (116)                  20,875                    86,910
  Interest Expense                                     67,234                    7,721                   375,668
  Litigation Settlement                             2,389,668                   30,000                 3,697,262
                                            -----------------     --------------------    ----------------------

 Total Expenses                                     9,312,262                4,697,116                28,429,207
                                            -----------------     --------------------    ----------------------

  Income (Loss) Before
    Extraordinary Item                             (9,270,102)              (4,671,396)             (23,875,250)

  Extraordinary Item, Net Gain
    (Loss) from Debt Extinguishment,
    Net of Tax                                                                                           144,462
                                            -----------------     --------------------    ----------------------

      Net Loss                              $      (9,270,102)    $         (4,671,396)   $          (23,730,788)
                                            =================     ====================    ======================


Loss per Common Share
  Before Extraordinary Item                 $            (.96)    $               (.97)
                                            =================     ====================

Net Loss per Common Share                   $            (.96)    $               (.97)
                                            =================     ====================

Weighted Average Common
  Shares Outstanding                                9,634,616                 4,799,311
                                            =================     =====================


                   The accompanying notes are an integral part of these consolidated financial statements.

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


                                                                                      Accumulated
                                       Common Stock                                     Deficit
                                     ----------------                                  During the
                             Number of                             Accumulated         Development
                              Shares             Amount              Deficit              Stage                 Total
                             ---------       -------------      ----------------     --------------       ---------------

Balance,
  June 30, 1989              1,233,041       $  12,318,877      $   (11,260,214)     $           -        $    1,058,663

Issuance of stock
  for options
  on mining
  properties                    15,667             117,500                   -                   -               117,500
Sale of stock in
  private placement,
  net of offering
  costs                        150,000             434,000                   -                   -               434,000
Issuance of stock
  for services                  23,500              72,500                   -                   -                72,500
Sale of stock in
  private placement,
  net of offering
  costs                        131,727             828,110                   -                   -               828,110
Issuance of units
  for debt to
  affiliates                    73,766             553,242                   -                   -               553,242
Net loss                            -                   -                    -            (768,436)             (768,436)
                           -----------       -------------      ---------------      -------------        --------------


                   The accompanying notes are an integral part of these consolidated financial statements.

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


                                                                              Accumulated
                                    Common Stock                                Deficit
                            ---------------------------                        During the
                            Number of                        Accumulated       Development
                             Shares           Amount           Deficit            Stage             Total
                            ---------       ----------       ------------     -------------       --------

Balance,
  June 30, 1990             1,627,701       14,324,229       (11,260,214)        (768,436)        2,295,579

Issuance of stock
  for options on
  mining properties           154,737        2,283,020                -                -          2,283,020
Sale of stock in
  private placement,
  net of offering costs       141,606          910,840                -                -            910,840
Exercise of
  warrants                      3,333           35,000                -                -             35,000
Issuance of stock
  for services                 64,122        1,097,258                -                -          1,097,258
Issuance of stock
  for debt                      5,150          114,560                -                -            114,560
Cancellation of
  units from CSGM             (73,766)              -                 -                -                  -
Issuance of shares
  to CSGM                     120,000               -                 -                -                  -
Issuance of stock
  for litigation
  settlement, net              33,334          875,000                -                -            875,000
Net loss                           -                -                 -        (2,558,381)      (2,558,381)
                        -------------    -------------   ---------------  ---------------    -------------


                   The accompanying notes are an integral part of these consolidated financial statements.

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

                                                                                            Accumulated
                                                 Common Stock                                  Deficit
                                              -------------------                            During the
                                     Number of                            Accumulated        Development
                                      Shares             Amount             Deficit             Stage                Total
                               -----------------   ----------------   ------------------  ------------------    ----------------

Balance,
  June 30, 1991                        2,076,217         19,639,907          (11,260,214)         (3,326,817)         5,052,876
Issuance of stock
  for options on
  mining properties                      195,780            564,899                   -                   -             564,899
Sale of stock in
  private placement,
  net of offering costs                  142,100          2,298,451                   -                   -           2,298,451
Exercise of warrants
  and options                            124,834          1,250,750                   -                   -           1,250,750
Issuance of stock
  for services                           184,579          1,818,102                   -                   -           1,818,102
Issuance of stock for debt                24,440            336,617                   -                   -             336,617
Issuance of shares to CSGM                88,000            748,750                   -                   -             748,750
Capital contributions                         -             312,805                   -                   -             312,805
Net loss                                      -                  -                    -           (3,178,878)        (3,178,878)
                               -----------------   ----------------   ------------------  ------------------     --------------

Balance,
  June 30, 1992                        2,835,950         26,970,281          (11,260,214)         (6,505,695)         9,204,372
Issuance of stock
  for mining properties
  and equipment                           37,290            255,238                   -                   -             255,238
Sale of stock                             10,664             80,000                   -                   -              80,000
Exercise of warrants
  and options                             95,404            707,105                   -                   -             707,105
Exchange of options
  for debt, CSGM                          33,334            250,000                   -                   -             250,000
Issuance of stock
  for services                           183,190          1,616,659                   -                   -           1,616,659
Issuance of stock
  for debt                               105,140            713,494                   -                   -             713,494
Issuance of shares
  for CSGM                               100,256            500,285                   -                   -             500,285
Issuance of stock
  for the acquisition
  of Trans-Russian                       539,402            (84,176)                  -                   -             (84,176)
Net loss                                      -                  -                    -           (3,420,220)        (3,420,220)
                               -----------------   ----------------   ------------------  ------------------    ---------------

                   The accompanying notes are an integral part of these consolidated financial statements.

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


                                                                                             Accumulated
                                                Common Stock                                   Deficit
                                               --------------                                 During the
                                   Number of                              Accumulated         Development
                                    Shares               Amount             Deficit              Stage                Total
                               ----------------    -----------------  ------------------  ------------------    -----------------


Balance,
  June 30, 1993                       3,940,630           31,008,886         (11,260,214)         (9,925,915)           9,822,757

Sale of stock                            82,485              241,139                  -                   -               241,139
Exercise of warrants
  and options                            58,319              608,925                  -                   -               608,925
Issuance of stock
  for services                          215,099              938,159                  -                   -               938,159
Net income                                   -                   -                    -              136,625              136,625
                               ----------------    -----------------  ------------------  ------------------    -----------------

Balance,
  June 30, 1994                       4,296,533           32,797,109         (11,260,214)         (9,789,290)          11,747,605

Sale of stock                         2,566,666            3,696,457                  -                   -             3,696,457
Net loss                                     -                    -                   -           (4,671,396)          (4,671,396)
                               ----------------    -----------------  ------------------  ------------------    -----------------

Balance,
  June 30, 1995                       6,863,199           36,493,566         (11,260,214)        (14,460,686)          10,772,666

Sale of stock                         6,783,503           6,875,416                   -                   -             6,875,416
Issuance of stock
  for partial settlement
  of Royal Bank agreement               216,667             223,436                   -                   -               223,436
Compensation recognized on
  stock options granted                      -              160,021                   -                   -               160,021
Issuance of stock for partial
  settlement of Zuri Invest
  litigation                          1,100,000                  -                    -                   -                     -
Net loss                                     -                   -                    -           (9,270,102)          (9,270,102)
                               ----------------    ----------------   ------------------  ------------------    -----------------

Balance,
  June 30, 1996                      14,963,369    $     43,752,439   $      (11,260,214) $      (23,730,788)   $       8,761,437
                               ================    ================   ==================  ==================    =================

                   The accompanying notes are an integral part of these consolidated financial statements.

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

                                                                                         Development Stage
                                                                                       --------------------
                                                                                               Period from
                                                                                              July 1, 1989
                                                                                                 Through
                                                    1996                   1995               June 30, 1996
                                           -----------------     ------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                              $      (9,270,102)    $       (4,671,396)   $        (23,730,788)
                                           -----------------     ------------------    --------------------

     Gain on debt restructuring                           -                      -                 (144,462)
     Depreciation and amortization                   373,443                311,625               1,063,260
     Loss on lease abandonments                           -                      -                  444,359
     Loss on litigation settlement                 2,389,668                     -                3,667,262
     Gain on sale of mining equipment                   (116)               (20,875)                (35,100)
     Other                                                -                      -                   43,576
     Shareholder payment of services                      -                      -                  105,055
     Stock and debt for services                          -                      -                  703,068
     Change in stock purchase price
       adjustment receivable                         284,749               (284,749)                      -
     Change in note receivable                         7,000                     -                    7,000
     Change in inventory                              41,282                (41,118)                (22,000)
     Change in prepaid expenses                       (4,530)                    34                 450,446
     Change in deposits and other
       current assets                                 (2,490)               (19,852)               (115,961)
     Change in deposits                             (115,500)                (5,050)               (134,117)
     Change in accounts payable and
       accrued liabilities                           495,065                315,681               3,992,725
                                           -----------------     ------------------    --------------------

          Total adjustment                         3,468,571                255,696              10,025,111
                                           -----------------     ------------------    --------------------

NET CASH USED IN OPERATING ACTIVITIES             (5,801,531)            (4,415,700)            (13,705,677)
                                           -----------------     ------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of mineral properties,
       equipment and deferred
       developments                                 (652,735)              (400,160)             (5,010,059)
     Acquisition of office equipment                 (69,460)               (39,442)               (260,101)
     Proceeds from sale of equipment                      -                   3,500                 294,356
     Proceeds from the acquisition of
       Trans-Russian                                      -                      -                   20,060
                                           -----------------     ------------------    --------------------

NET CASH USED IN INVESTING ACTIVITIES               (722,195)              (436,102)             (4,955,744)
                                           -----------------     ------------------    --------------------

                                                                                                      Development Stage
                                                                                                    --------------------
                                                                                                       Period from
                                                                                                       July 1, 1989
                                                                                                           Through
                                                              1996                   1995               June 30, 1996
                                                        -----------------     ------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances from affiliates                                          -                      -                2,009,127
     Payments made to affiliates                                       -                      -                (343,798)
     Proceeds from issuance of stock                            7,035,435              3,696,457              18,126,212
     Proceeds from warrant extensions                                  -                      -                  207,750
     Proceeds from issuance of notes payable                           -                 143,821                 870,043
     Payments on long-term debt                                  (220,449)              (145,777)            (1,236,348)
     Proceeds from convertible debenture                          300,000                     -                  300,000
                                                        -----------------     ------------------    --------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       7,114,986              3,694,501              19,932,986
                                                        -----------------     ------------------    --------------------

Net Increase (Decrease) in Cash                                   591,260             (1,157,301)              1,271,565

Cash at Beginning of Period                                       684,153              1,841,454                   3,848
                                                        -----------------     ------------------    --------------------

Cash at End of Period                                   $       1,275,413     $          684,153    $          1,275,413
                                                        =================     ==================    ====================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the year for interest
       (net of amounts capitalized)                     $          67,234     $            7,721    $            220,976
                                                        =================     ==================    ====================


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(See Note 15)


                   The accompanying notes are an integral part of these consolidated financial statements.

                BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                                 AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION
         ------------------------------------

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, B. Creek Acquisition Corporation and Alpha Hardware. All material intercompany accounts and transactions have been eliminated.

Use of Estimates
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.

Mineral Properties and Mining Equipment
---------------------------------------

Mineral properties and mining equipment include land, mining claims, development costs and mining equipment carried at cost. Mining equipment including mill facilities is depreciated using the straight-line method over estimated useful lives of 5 to 15 years, or the units-of-production method based on estimated tons of ore reserves

         ------------------------------------------

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

Asset Impairment
----------------

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), management of the Company reviews the net carrying value of each mine and development property on a regular basis. Estimated future net cash flows from each mine are calculated using estimated future prices, operating capital, and reclamation costs on an undiscounted basis. Reductions in the carrying value of each mine are recorded to the extent the net book value of the investment exceeds the estimate of future discounted net cash flows. Upon adoption of SFAS 121 in fiscal year 1995-96, there was no impact to the financial statements.

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

Office Furniture and Equipment
------------------------------

Office furniture and equipment are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets, generally three to five years.

Income (Loss) per Common Stock
------------------------------

Income (loss) per share of common stock is computed based on the weighted average number of shares outstanding. Warrants, options and convertible debentures have not been included in the calculation as their effect would be anti-dilutive. All common shares included in the financial statements reflect a reverse stock split of 15:1, which the Board of Directors approved November 29, 1993.

Reclamation and Environmental Costs
-----------------------------------

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

Income Taxes
------------

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

Inventory
---------

Inventory is stated at net realizable value.

Stock Based Compensation
------------------------

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

Fair Value of Financial Instruments
-----------------------------------

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

Cash and Cash Equivalents
-------------------------

For purposes of reporting cash flows, cash and cash equivalents include highly liquid debt instruments purchased with a maturity of five months or less. Of the $1,275,413 cash balance at June 30, 1996, $1,099,773 was not covered by Federal Depository Insurance.


NOTE 3 - AFFILIATES AND RELATED PARTIES
         ------------------------------

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

In prior years the Company entered into a number of relationships with California Properties, Independent Sierra Gold Mines (ISGM) and Consolidated Sierra Gold Mines (CSGM) at times when Ms. Simone Anderson was (i) an officer, director and substantial shareholder of the Company, (ii) an officer and director of California Properties and its wholly owned subsidiary Sierra Gold Properties, Inc., and (iii) the sole shareholder of ISGM and CSGM. The Company has terminated its relationships with these entities, and the Company understands that Ms. Anderson and her affiliates no longer hold 5% or more of the Company's securities.

         ------------------------------

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


NOTE 4 - STOCK PURCHASE PRICE ADJUSTMENTS
         --------------------------------

During the year ended June 30, 1996, the Company entered into investment agreements in connection with offerings of its Common Stock in reliance on Regulations S under the Securities Act of 1933, as amended. Several of these agreements contained purchase price adjustment clauses which require that the initial purchase price be adjusted up or down depending on the average share price of the Company's Common Stock during a stated period, typically 45 days, subsequent to the stock purchase closing date. As a result, the Company could be required to issue up to an additional 753,175 shares of Common Stock based on the closing bid price at June 30, 1996. The valuation period ends on September 27, 1996 at which time the actual adjustment, if any, will be determined.

In addition to purchase price adjustments, shares of Common Stock were issued at various times during the year pursuant to Regulation S of the Securities and Exchange Act of 1933 at discounts of up to 50% from the closing bid price on the day prior to the sales.


NOTE 5 - OFFICE FURNITURE AND EQUIPMENT
         ------------------------------

Office furniture and equipment consists of the following at June 30, 1996:

      Office furniture and equipment           $       114,744
      Vehicles                                         165,050
                                               ---------------

                                                       279,794
      Less accumulated depreciation                  (163,957)
                                               ---------------

                                               $       115,837
                                               ===============

NOTE 6 - MINERAL PROPERTIES AND MINING EQUIPMENT
         ---------------------------------------

The Company's net investment in mineral properties and mining equipment as of June 30, 1996 is as follows:

                                        Land and          Development            Mining
                                      Land Options           Costs              Equipment            Total
                                   ----------------   -----------------    -----------------   -----------------

Carson Mine                       $       2,199,858   $       1,051,731    $         42,835    $       3,294,424
Brush Creek Mine                            408,496           1,460,669             193,464            2,062,629
Gardners' Point and
  Pioneer Mines                             185,477             770,327             128,521            1,084,325
Ruby Mine                                   327,336           2,251,714           1,975,525            4,554,575
High Commission Mine                        101,875               6,118                   -              107,993
Kate-Hardy Mine                              58,667              97,789                   -              156,456
Rising Sun Mine                               9,111             129,980                   -              139,091
                                   ----------------   -----------------    -----------------   -----------------

                                          3,290,820           5,768,328            2,340,345          11,399,493
Accumulated
  depreciation                                    -                   -             (798,666)           (798,666)
                                  -----------------   -----------------    -----------------   -----------------

                                  $       3,290,820   $       5,768,328    $       1,541,679   $      10,600,827
                                  =================   =================    =================   =================


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

Ruby Mine
---------

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

The Rising Sun Mine
-------------------

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

         ---------------------------------------


Merger with Sierra Gold Properties, Inc. - Kate-Hardy Mine
----------------------------------------------------------

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


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
         ----------------------------------------

Accounts payable and accrued liabilities consist of the following at June 30, 1996:

      Accounts payable                            $       947,745
      Performance deposit (Note 13)                       176,223
      Accrued payroll and other                           316,300
                                                  ---------------

                                                  $     1,440,268
                                                  ===============


NOTE 8 - LONG-TERM DEBT
         --------------

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

         --------------


      Zuri Invest litigation settlement totaled
      $1,306,250. Note payable entered for $1,200,000.
      Remaining balance payable at June 30, 1996
      (see Note 13).                                                    106,250

      Royal Bank of Scotland litigation settlement
      dated December 13, 1995. Settlement calls
      for a combination of cash and stock (see Note 13).                624,980
                                                                ---------------

                                                                      2,279,861
      Less current portion                                            2,279,861
                                                                ---------------

                                                                $             -
                                                                ===============


NOTE 9 - INCOME TAXES
         ------------

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

In the case of a loss corporation which changes more than 50% of its ownership, Internal Revenue Code Section 382 limits the amount carried forward to a small percentage of the fair market value of the corporation's stock immediately before the ownership change. The Company's 1989 ownership change reduced the amount of the prechange loss carryforward from approximately $6,000,000 to approximately $70,000.

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


NOTE 10 - SHAREHOLDERS' EQUITY
          --------------------

During Fiscal 1996, the following major equity transactions occurred:

o The Company sold 6,783,503 shares of Common Stock for $6,875,416. These shares were sold pursuant to Regulation S of the Securities Act of 1933.

o The Company issued 1,100,000 shares as partial settlement of the Zuri Invest litigation.

o The Company issued 216,667 shares as partial settlement of the Royal Bank of Scotland litigation.

During fiscal 1995, the following major equity transactions occurred:

o The Company sold 2,566,666 shares of Common Stock for $3,696,457. These shares were sold pursuant to Regulation S of the Securities Act of 1933.

          --------------------

During fiscal 1994, the following major equity transactions occurred:

o The Company issued 215,099 shares of Common Stock in exchange for certain legal, engineering, consulting, and employment services rendered to the Company totaling $938,159.(*)

o The Company issued shares of the Company's Common Stock pursuant to a service agreement with James Anderson totaling $421,875.

o The Board of Directors of the Company approved a 15-for-1 reserve stock split effective November 29, 1993.

During fiscal 1993, the following major equity transactions occurred:

o The Company issued 539,402 shares of Common Stock in connection with its acquisition of Trans-Russian. Total reduction in equity in relation to the acquisition was $84,176.(*)

o In connection with its mining properties, the Company issued 37,290 shares of Common Stock for accrued lease payments of $107,710, prepayment of certain lease expenses of $113,153, and acquisition of mining equipment of $34,375.(*)

o The Company issued 105,140 shares of Common Stock with a value of $713,494 in satisfaction of outstanding debt obligations amounting to $558,592.(*)

o The Company issued 100,256 shares of Common Stock with a value of $500,285 in satisfaction of the Company's obligation to CSGM of $574,750.(*)

o The Company issued 183,190 shares of Common Stock in exchange for certain legal, engineering, consulting, and employment services rendered to the Company totaling $1,616,659.(*)

o     The  Company  sold  10,664  shares of stock at $7.50 per  share,  totaling
      $80,000.

o The Company issued 33,334 shares of Common Stock pursuant to the exercise of options in settlement of debt to CSGM of $250,000.(*)

During fiscal 1992, the following major equity transactions occurred:

o The Company issued 155,335 shares of Common Stock in connection with its acquisition of Sierra Gold and the related options on mineral properties for $74,807.(*)

o The Company issued 10,311 shares of Common Stock in connection with its acquisition of the Kate-hardy Mine for $88,667 and prepayment of certain lease expenses of $66,000.(*)

o In connection with its lease on the Ruby Mine, the Company issued 24,800 shares of Common Stock for: accrued lease payments of $72,502, prepayment of lease obligation of $63,287, and modification and extension to lease term of $154,836.(*)

o In connection with its lease on the Rising Sun Mine, the Company issued 5,333 shares of Common Stock for accrued lease payments of $22,002, prepayment of lease obligation of $18,687, and modification and extension to lease term of $4,111.(*)

o The Company issued 24,439 shares of Common Stock in satisfaction of outstanding debt obligations amounting to $336,617.(*)

          --------------------

o     The Company  issued 88,000 shares of Common Stock with a value of $748,750
      to  CSGM  in  satisfaction   of  the  Company's   obligation  to  CSGM  of
      $900,000.(*)

o The Company issued 117,912 shares of Common Stock in exchange for certain legal, engineering, and employment services rendered to the Company totaling $1,286,852.(*)

o In May 1992, the Company entered into a three-year consulting contract with Mr. Anderson in exchange for issuing 66,667 shares of Common Stock with a value of $531,250.(*)

o Ms. Anderson paid expenses on behalf of the Company amounting to $105,055. This amount and the proceeds received from the extension of warrants of $207,750 totaling $312,805 is accounted for as a contribution of capital.

o The Company made several private placements of a total of 142,100 shares of its Common Stock at prices ranging from $.90 to $1.50 per share totaling $2,298,451, net of offering costs of $177,974.

During fiscal 1991, the following major equity transactions occurred:

o On June 29, 1990, the Company sold 131,727 units for $987,955. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock. The Company's previous chairman, Mr. Benarroch, is the president of the underwriter, Euro Canadian, in this transaction, which received a commission of $98,796. The underwriter also received warrants to purchase 33,333 shares of the Company's Common Stock at $.50 through July 1992. In July 1990, the Company sold an additional 141,606 units. The Company received $910,840 after offering expenses. Warrants covering 253,333 shares are exercisable at $.70 through June 1992, and warrants covering 20,000 shares are exercisable at $.90 through June 1992.

o On June 26, 1990, the Company's Board of Directors approved the issuance of 73,766 units to ISGM and CSGM in satisfaction of the Company's debt of $553,242 to these entities. Each unit consists of one share of the Company's Common Stock and one warrant to purchase one share of stock at $.50 per share, exercisable through July 1992. As of December 31, 1990, these units had not been delivered due to administrative delays. As an inducement to the approval of the consulting agreement described below, CSGM and ISGM agreed to cancel the units approved by the Board of Directors on June 26, 1990.

o On January 23, 1991, the Company entered into an agreement with CSGM and ISGM whereby CSGM and ISGM are obligated to render consulting services to the Company to assist the Company in the acquisition of mining properties, identification of and negotiation with the Company's creditors, and other day-to-day business and administrative tasks. In exchange for rendering consulting services, the Company agreed to issue 120,000 shares of its Common Stock to CSGM. As the market value of the shares issued was approximately equal to that of the units canceled, the issuance of the shares has been treated as a replacement of the units for accounting purposes.(*)

o In January 1991, an additional 49,272 shares of Common Stock were issued to third parties. These shares, valued at fair market value of $630,568, were issued for legal and consulting services rendered and the repayment of a note payable issued for services of $114,560.(*)

o The Company agreed to issue 20,000 shares of Common Stock valued at fair market value of $581,250 to an engineering firm for past and future services.(*)

o The Company entered into a litigation settlement with Mr. Benarroch, whereby 66,667 shares of the Company's outstanding Common Stock were returned to the Company and, simultaneously, the Company issued back to Mr. Benarroch 100,000 shares, valued at fair market value of $1.75 per share. The settlement resulted in a net issuance of 33,333 shares of Common Stock valued at $875,000.(*)

          --------------------


o During fiscal 1990, the Company initiated a private placement of its Common Stock. In April 1990, the Company sold 150,000 shares for $450,000.

o In March 1990, Ms. Anderson sold 66,667 shares of Common Stock to Sungold Mining Corp. (Sungold) for $10,000 as an inducement for an affiliate of Sungold to lend the Company $140,000.(*)

o In March and May 1990, the Company issued 235,000 shares of Common Stock in exchange for legal services valued at $72,500.(*)

(*) For each issuance involving noncash consideration, the Company recorded the fair market value of the shares issued as the consideration received.


NOTE 11 - STOCK OPTIONS AND WARRANTS
          --------------------------

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

The following is a summary of Common Stock options and warrants outstanding as of June 30, 1996:

                                   Shares             Shares
                                   Under               Under                Price           Expiration
                                  Warrants            Options             Per Share             Date
                              --------------      --------------    -------------------     -----------

Outstanding at
  June 30, 1994                      584,752             243,334          $1.94 - 16.80
      Expired                       (584,752)                 -            7.50 - 15.00
      Granted                             -               29,000                   2.63     July 29, 1999
      Cancelled                           -               (4,000)                  2.63     July 29, 1999
      Granted                             -               90,000                   2.00     February 10, 2000
      Expired                             -              (79,334)          1.94 - 16.80     Various
                              --------------      --------------    -------------------

Outstanding at
  June 30, 1995                           -              279,000            2.00 - 2.63
      Granted                             -              387,500                   3.03     July 15, 2000
      Cancelled                           -              (17,500)                  3.03     July 15, 2000
      Granted                             -                2,000                   4.13     August 4, 2000
      Granted                             -               25,000                   2.59     October 11, 2000
      Granted                             -              350,000                   1.13     December 14, 2000
      Granted                             -               25,000                    .85     January 1, 2001
                              --------------      --------------    -------------------

Outstanding at
  June 30, 1996                           -            1,051,000             .85 - 4.13
                              ==============      ==============    -------------------


NOTE 12 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

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


NOTE 13 - LEGAL PROCEEDINGS
          -----------------

     During the fiscal year ended June 30, 1996, the Company entered into two significant settlement agreements. The settlement agreements resolve claims against the Company made by Zuri Invest A.G., et. al., and the Royal Bank of Scotland, et. al. The Company has filed complaints against the Andersons and parties and entities related to the Andersons which were allegedly involved in the transactions related to the settlements with Zuri Invest A.G. and Royal Bank of Scotland.

     Additionally the Company went to trial against Consolidated Sierra Gold Mines, Inc. ("CSGM"), and won a $30,000 jury verdict in its cross-complaint against CSGM.

     With that result, all material litigation against the Company was resolved.

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

          -----------------

its transfer agent, and Simone Anderson received notice from the Royal Bank of Scotland, as nominee, demanding return of the 3,250,000 shares and further threatening legal action if the shares were not returned.

     On December 14, 1995, the Company entered into an agreement ("the Zuri Agreement") with Zuri Invest A.G., Andre Michaels and Peter Woodfield in connection with the Zuri Invest action to partially satisfy the joint and several judgment entered in the Zuri Invest action against the Company and Simone Anderson and James Anderson (collectively, the "Andersons") on October 31, 1995 (the "Judgment"). The Zuri Plaintiffs agreed, subject to the receipt of the consideration described below, not to seek any further recovery directly from the Company on the Judgment, and to release the Company from any further liability thereunder. The Zuri Plaintiffs also agreed not to pursue recovery against the Andersons on the Judgment if it is judicially determined that the Andersons have indemnification rights against the Company with respect to the Judgment. The Company issued and delivered to each of Woodfield and Michaels 250,000 shares of the Company's Common Stock. The Company issued 600,000 shares of the Company's Common Stock to Zuri Invest and delivered 200,000 of such shares to Zuri Invest on or about April 10, 1996 and 200,000 shares on or about June 11, 1996. The remaining 200,000 shares were held in escrow for delivery to Zuri Invest on or about September 9, 1996.

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

          -----------------


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

     On October 24, 1994, the Company filed an amended complaint against F. James Anderson, Simone Anderson, Edward M. Lawson, Consolidated Sierra Gold Mines, Inc. ("CSGM"), Independent Sierra Gold Mines, Inc. ("ISGM"), Bartel, Eng, Miller & Torngren, attorneys, Robert Sibthorpe, Coopers & Lybrand and Yorkton Securities as defendants in an action to recover damages. The suit was filed in the United States District Court for the Northern District of California as Case No. C94-3487 (the "Federal Action"). On April 28, 1995, the Company filed a third amended complaint which seeks to recover damages against James and Simone Anderson for breach of fiduciary duty, for violations of Rule 10b-5 and 16(b), for violations of the California Corporations Code S25400(d) and S25401. The lawsuit seeks to recover damages against Edward M. Lawson, Robert Sibthorpe and Yorkton Securities, Inc. for breach of fiduciary duty. The lawsuit seeks to recover damages against James and Simone Anderson, ISGM, CSGM, Robert Sibthorpe, and Yorkton Securities, Inc. for intentional and negligent misrepresentation. The lawsuit seeks to recover damages against the firm of Bartel, Eng, Miller & Torngren based upon breach of fiduciary duty and negligence claims. The law firm of Bartel, Eng, Linn & Schroder has (as successor in interest to Bartel, Eng, Miller & Torngren) filed a counterclaim in this litigation seeking recovery from the Company of legal fees totaling approximately $95,000. The accounting firm of Coopers & Lybrand has been dismissed as a defendant from the litigation without prejudice.

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

          -----------------

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


NOTE 14 - AGREEMENT WITH MK GOLD COMPANY
          ------------------------------

     During 1993, the Company and MK Gold Company, a wholly owned subsidiary of Morrison Knudsen Corporation, entered into a nonbinding letter of intent to jointly explore and develop mineral properties in, among other places, the Republic of Kyrghyzstan. The Company and MK Gold Company also entered into a Joint Development Agreement to form a new corporation called MKZ Gold Company (MKZ Gold) to explore, develop, and mine precious and base metals in the Republic of Kyrghyzstan. On May 10, 1993, MK Gold Company and the

          ------------------------------

Concern Kyrghyzstan acting on behalf of the government of the Kyrghyzstan Republic entered into a general agreement to explore, develop, operate, and mine the Jerooy Gold Project located in the Kyrghyzstan Republic. The general agreement was a binding agreement and called for the preparation of a mining Joint Venture Foundation Document (the Venture Agreement) with the Kyrghyzstan Republic.

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


NOTE 15 - SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
          --------------------------------------------------------------------

     Noncash investing and financing activities as of June 30, 1996 and 1995 are as follows:

                                                  1996               1995
                                            -------------        -----------

Company stock issued for
  Partial settlement of litigation          $    223,436         $         -
Compensation recognized on stock
  options granted                                160,021                   -
Company stock issued for professional
  services                                             -             938,159


NOTE 16 - SEGMENT INFORMATION
          -------------------

     The Company's activities have been devoted to the acquisition, development, and production of mineral properties. Accordingly, the Company is considered to be in a single line of business. To date, substantially all of the Company's identifiable assets and operating expenditures are in the United States.

NOTE 17 - CONVERTIBLE DEBENTURE PAYABLE
          -----------------------------

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


NOTE 18 - SUBSEQUENT EVENTS
          -----------------

     In July 1996, the Company issued 695,652 additional shares of the Company's Common Stock per a Regulation S investment agreement from the fiscal year 1996, containing a purchase price adjustment clause (see Note 4) that required the Company to issue such shares if the Company's low bid price fell below one dollar during the valuation period. The Company was also required to place such shares with the Company's escrow agent until the end of the valuation period.

     Also in July 1996, the Company was required to issue 57,523 additional shares of the Company's Common Stock per a Regulation S agreement with a purchase price adjustment clause (see Note 4).

     In September 1996, the Company received $250,000 from the sale of 757,576 shares of the Company's Common Stock per a Regulation S stock purchase agreement. The shares were sold at 50% of the Company's closing bid prices on the day before the sale.