Form 10QSB
period 1996-09-30
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1996-11-14
CIK 715583

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    ---------------------

Commission File Number 0-12761

                  BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           NEVADA                                             88-0180496
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

970 EAST MAIN STREET, SUITE 200
GRASS VALLEY, CALIFORNIA                                        95945
---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (916) 477-5961

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X    No
                                           ------    ------

Shares of common stock outstanding as of November 13, 1996: 18,526,584

Transactual Small Business Disclosure Forms

                                        Yes   X    No
                                           ------    ------

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES


                                      INDEX



                                                                     Page Number

PART I.   Financial Information

          Item 1. Financial statements

          Condensed consolidated balance sheets as of
          September 30, 1996 (unaudited) and June 30, 1996.              3

          Condensed consolidated statements of operations
          (unaudited) for the three months ended September
          30, 1996 and 1995 and for the period July 1, 1989
          (date of resumption of development stage
          enterprise activities) through September 30, 1996.             4

          Condensed consolidated statements of cash flows
          (unaudited) for the three months ended September
          30, 1996 and 1995 and for the period July 1, 1989
          (date of resumption of development stage
          enterprise activities) through September 30, 1996.            5


          Notes to condensed consolidated financial
          statements (unaudited)                                        6

          Item 2. Management's discussion and analysis of
          financial condition and results of operations.                9


PART II.  Other Information                                            10

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                            September 30, 1996          June 30, 1996
                                            ------------------          -------------

                                     ASSETS
Current assets:
 Cash                                        $         162,584      $       1,275,413
 Prepaid expenses                                       67,674                 51,290
 Inventory                                              27,705                 24,290
 Accounts receivable, employees                         31,037                 40,462
                                             -----------------      -----------------

   Total current assets                                289,000              1,391,455

Office furniture and equipment, net                    111,119                115,837

Mineral properties and mining
  equipment, net                                    10,481,624             10,600,827

Deposits                                               372,147                377,147
                                             -----------------      -----------------

   Total assets                              $      11,253,890            $12,485,266
                                             =================      =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued
  liabilities                                $       1,313,312      $       1,440,268
 Current portion of long term debt                   1,960,856              2,279,861
                                             -----------------      -----------------

    Total current liabilities                        3,274,168              3,720,129

Other liabilities                                        3,700                  3,700
                                             -----------------      -----------------

     Total liabilities                               3,277,868              3,723,829
                                             -----------------      -----------------

Shareholders' Equity:
 Common Stock, no par value;
  authorized 100,000,000 shares;
  issued and outstanding
  14,963,369 and 16,913,680 shares
  as of September 30, 1996 and June 30,
  1996, respectively                                44,291,190             43,752,439
 Accumulated deficit                               (11,260,214)           (11,260,214)
 Accumulated deficit during the
  development stage                                (25,054,954)           (23,730,788)
                                             -----------------      -----------------
     Total shareholders' equity                      7,976,022              8,761,437
                                             -----------------      -----------------
     Total liabilities and shareholders'
      equity                                 $      11,253,890      $      12,485,266
                                             =================      =================

See notes to Condensed Consolidated Financial Statements.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                    Period from
                                                              Three Months                         July 1, 1989
                                                            Ended September 30                         through
                                                     1996                      1995              September 30, 1996
                                           ---------------------------------------------         ------------------
Revenues:
  Sale of Joint Venture                                      -                         -         $        4,232,000

  Other income                                               -                         -                    156,444

  Interest income                          $            10,004        $           10,997         $          175,517
                                           -------------------        ------------------         ------------------

         Total revenues                    $            10,004        $           10,997         $        4,563,961
                                           -------------------        ------------------         ------------------

Expenses:

  General and administrative expenses                  263,807                   379,114                 14,163,572

  General mining and exploration                       895,609                 1,359,176                  9,809,634

  Loss on lease abandonments                                 -                         -                    392,317

  Depreciation and amortization                         98,651                   128,423                  1,161,911

  Loss (gain) on sale of mining equipment               46,853                       411                    133,763

  Interest expense                                      29,250                         -                    404,918

  Litigation settlement                                      -                         -                  3,697,262
                                            ------------------         -----------------         ------------------

         Total expenses                              1,334,170                 1,867,124                 29,763,377
                                            ------------------         -----------------         ------------------

Loss before extraordinary item                      (1,324,166)               (1,856,127)               (25,199,416)

Extraordinary item - net loss
  from debt extinguishment, net of tax                       -                         -                    144,462
                                            ------------------         -----------------         ------------------

Net loss                                    $       (1,324,166)        $      (1,856,127)        $      (25,054,954)
                                            ==================         =================         ==================

Loss per common share before
  extraordinary item                        $            (0.08)                   $(0.25)
                                            ==================         =================
Net loss per common share                   $            (0.08)                   $(0.25)
                                            ==================         =================

Weighted average common shares
  outstanding                                       16,146,517                 7,296,532
                                            ==================         =================

See notes to Condensed Consolidated Financial Statements.

          BRUSH CREEK MINING AND DEVELOPMENT CO.,INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                 Period from
                                                                  Three Months                   July 1, 1989
                                                              Ended September 30                    through
                                                              1996          1995              September 30, 1996
                                                              ----          ----              ------------------
Cash flows from operating activities:
 Net income (loss)                                    $   (1,324,166)    $   (1,856,127)        $  (25,054,954)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Gain on debt restructuring                                       -                  -               (144,462)
  Depreciation and amortization                               98,651            128,423              1,161,911
  Loss on lease abandonments                                       -                  -                444,359
  Loss on litigation settlement                                    -                  -              3,667,262
  Loss (gain) on sale of mining equipment                     46,853                  -                 11,753
  Other                                                            -                  -                 43,576
  Shareholder payment of services                                  -                  -                105,055
  Stock and debt for services                                      -                  -                703,068
 Change in stock purchase price adjustment
   receivable                                                      -            284,749                      -
  Change in inventory                                         (3,415)            40,257                (25,415)
  Change in note receivable                                        -                  -                  7,000
  Change in prepaid expenses                                 (16,384)           (41,089)               434,062
  Change in deposits and other current assets                 14,425           (104,755)              (235,653)
  Change in accounts payable
   and accrued liabilities                                  (126,956)              (353)             3,865,769
                                                      --------------     --------------         --------------

                  Total adjustment                            13,174            307,232             10,038,285
                                                      --------------     --------------         --------------
    Net cash provided by (used in)
     operating activities                                 (1,310,992)        (1,548,895)           (15,016,669)
                                                      --------------     --------------         --------------

Cash flows from investing activities:
  Acquisition of mineral properties, equipment,
   and deferred developments                                 (13,358)          (452,387)            (5,023,417)
  Acquisition of office equipment                             (8,225)           (35,482)              (268,326)
  Proceeds from sale of equipment                                  -                  -                294,356
  Proceeds from sale of joint venture                                                 -                 20,060
                                                      --------------     --------------         --------------

      Net cash used in investing activities                  (21,583)          (487,869)            (4,977,327)
                                                      --------------     --------------         --------------
Cash flows from financing activities:
  Advances from (to) affiliates                                    -                  -              2,009,127
  Payments made to affiliates                                      -                  -               (343,798)
  Proceeds from issuance of common stock                     238,751          2,758,595             18,364,963
  Proceeds from warrant extensions                                 -                  -                207,750
  Proceeds from issuance of notes payable                          -                  -                870,043
  Payments on long-term debt                                 (19,005)           (14,489)            (1,255,353)
  Proceeds from convertible debenture                              -                  -                300,000
                                                      --------------     --------------         --------------
    Net cash provided by financing activities                219,746          2,744,106             20,152,732
                                                      --------------     --------------         --------------

Net increase (decrease) in cash                           (1,112,829)           707,342                158,736
Cash at beginning of period                                1,275,413            684,153                  3,848
                                                      --------------     --------------         --------------
Cash at end of period                                 $      162,584     $    1,391,495         $      162,584
                                                      ==============     ==============         ==============
Cash paid during the period for interest
  (net of amounts capitalized)                        $            -     $          105
                                                      ==============     ==============

See notes to Condensed Consolidated Financial Statements.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 1996, the condensed consolidated statements of operations and cash flows for the three months ended September 30, 1996 and 1995 and for the period July 1, 1989 (date of resumption of development stage enterprise activities) through September 30, 1996, have been prepared by the Brush Creek Mining & Development Co., Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Form 10-KSB/A. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, B. Creek Acquisition Corp. and Alpha Hardware Corp.

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

In February 1992, the Company began limited production at the Ruby mine from the Lawry and Ruby placer channels. In 1995, the Company paved 1.3 miles of road in an effort to make production a year-round effort. The Company has conducted limited production during certain periods from 1992 to 1995, and in fiscal year 1996 began limited production in the Wolf vein at the Ruby mine. However, the Company has not commenced economic production and is still considered in the development stage.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $36,315,168 from inception to September 30, 1996 and had a working capital deficit of $2,985,168 at September 30, 1996. These factors may raise doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be successful in establishing proven ore reserves or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management of the Company on a quarterly basis reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records from previous mine operations, results of exploration activities conducted to date, estimated future metal prices, and reports and opinions of outside geologists, mine engineers and consultants. Accordingly, in management's opinion, based on such information, the capitalized costs in mineral properties and mining equipment do not exceed their estimated net realizable value.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3 - Stockholders' Equity

During the three months ended September 30, 1996, the Company received a net amount of $238,751 from the sale of 757,576 shares of its common stock through a Regulation S offering. The shares were sold at a 50% discount of the Company's closing bid price on the day before the sale.

In July 1996, the Company issued 439,560 shares of its common stock per a two year, $450,000, 7% convertible debenture where the subscriber had the option of converting the principal to shares at 70% of the average share price for the five days preceding conversion.

Also in July 1996, the Company issued 57,523 additional shares of the Company's common stock per a Regulation S stock agreement with a purchase price adjustment clause, which required the Company to issue additional shares if, during a 45-day valuation period, the average share price fell below the original purchase price.

Also in July 1996, the Company placed 695,652 shares of its common stock in escrow per a Regulation S stock purchase agreement. The agreement contained a purchase price adjustment clause that required the Company to issue such shares if the Company's low bid price fell below one dollar during the specified valuation period. The valuation period ended on September 27, 1996, and the purchaser requested that the Company issue 661,569 shares of common stock pursuant to the terms of the agreement. The Company is currently disputing the purchaser's claim. There can be no assurance that the dispute will be resolved in the Company's favor.

Note 4 - Subsequent Events

On October 18, 1996, the Company issued 1,612,904 shares of its common stock for a net amount of $477,500 per a Regulation S stock agreement to non-U.S. persons. Denison Capital Group acted as the placement agent in that transaction. The shares were sold at a 50% discount of the Company's closing bid price on the day prior to the sale.

Note 5 - Supplemental Schedule of Non cash investing activities

Noncash investing and financing activities for the three months ended September 30, 1996 are as follows:

Company stock issued for:

Current portion of long term debt
Conversion of Convertible Debenture                    $300,000

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had a working capital deficit of $2,983,168 compared to a $2,328,674 working capital deficit at June 30, 1996.

The Company estimates its mining development and operating costs to be approximately $4 million for the fiscal year ending June 30, 1997. The majority of the funds will be used for operations in the Wolf and Irene veins and the Lawry channel at the Ruby mine. Additional financing will be required to perform the intended work at the Ruby mine. There can be no assurance that the Company will be able to obtain such financing or that financing will be obtained on terms favorable to the Company. In the event the Company is unable to obtain additional financing, the Company may scale back its operations or sell assets which could adversely affect production and the Company's business objectives.

RESULTS OF OPERATIONS

Three Months ended September 30, 1996

The Company incurred a net loss of $1,324,166 for the quarter ended September 30, 1996, compared to a net loss of $1,856,127 during the same quarter in 1995.

General and administrative expenses decreased by $115,307 from the same quarter in the prior year due to a reduction in litigation expenses. General mining costs decreased by $463,567 due to discontinuing development activity at the Peavine, Kate Hardy and Rising Sun mines, and the completion, last year, of a major road repair project.

Also, during the quarter, the Company sold two Wagner dump trucks and recognized a loss of $46,583. The Company incurred interest expense in the amount of $29,250 under a promissory note issued in connection with the settlement of the action brought against the Company by Zuri Invest A.G. and others.

Management expects losses to continue at least until mining operations are sufficient to process not less than 35 ounces of gold per day. If mining operations reach that level, the ability of the Company to achieve net income is dependent on the grade of ore and on the price of gold. Historically, the price of gold has been volatile; since the end of 1987 the price of gold has declined from a high of approximately $500 per ounce to approximately $350 per ounce. Over the last twelve months gold prices have been more positive, and have recently closed at the highest level in more than three years. Management believes this positive trend is likely to continue. However, a downward trend in the price of gold will have an adverse effect on the Company's revenues when it begins mining operations.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Litigation

On October 24, 1994, the Company filed an amended complaint against F. James Anderson, Simone Anderson, Edward M. Lawson, Consolidated Sierra Gold Mines, Inc. ("CSGM"), Independent Sierra Gold Mines, Inc., ("ISGM"), Bartel, Eng, Miller & Torngren, attorneys, Robert Sibthorpe, Coopers & Lybrand and Yorkton Securities as defendants in an action to recover damages. The suit was filed in the United States District Court for the Northern District of California as Case No. C94-3487 ("the Federal Action"). On April 28, 1995, the Company filed a third amended complaint which seeks to recover damages against James and Simone Anderson for breach of fiduciary duty, for violations of Rule 10b-5 and 16(b), for violations of the California Corporations Code Section 25400(d) and Section 25401. The lawsuit seeks to recover damages against Edward M. Lawson, Robert Sibthorpe and Yorkton Securities, Inc. for breach of fiduciary duty. The lawsuit seeks to recover damages against James and Simone Anderson, ISGM, CSGM, Robert Sibthorpe, and Yorkton Securities, Inc. for intentional and negligent misrepresentation. The lawsuit seeks to recover damages against the firm of Bartel, Eng, Miller & Torngren based upon breach of fiduciary duty and negligence claims. The law firm of Bartel, Eng, Linn & Schroder has (as successor in interest to Bartel, Eng, Miller & Torngren) filed a counterclaim in this litigation seeking recovery from Brush Creek of legal fees totaling approximately $95,000. The accounting firm of Coopers & Lybrand has been dismissed as a defendant from the litigation without prejudice.

An initial round of discovery has been completed. On August 12, 1996, defendants Yorkton Securities and Robert Sibthorpe filed a joint Motion for Summary Judgment. The hearing on that motion set for October 11, 1996 was continued and is currently set for November 15, 1996. There has been no trial date set.

The Company is a party to other various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the business or financial position of the Company.

Item 2 - Changes in Securities - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to a Vote of Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

                  BRUSH CREEK MINING AND DEVELOPMENT CO., INC.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Signature                            Capacity                      Date


/s/ James S. Chapin          Chief Executive Officer         November 14, 1996
-----------------------
James S. Chapin

PAGE>