Form 10QSB
period 1996-12-31
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1997-02-13
CIK 715583

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------     ----------------
Commission File Number 0-12761

                  BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
                  --------------------------------------------
             (Exact name of Registrant as specified in its charter)


 NEVADA                                                          88-0180496
------------------------------                               ---------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

970 EAST MAIN STREET, SUITE 200
GRASS VALLEY, CALIFORNIA                                              95945
------------------------                                            -------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (916) 477-5961

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes X            No
                                                          -----            ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers' classes of common equity as of the latest practicable date:

Shares of common stock outstanding as of February 13, 1997: 18,526,584 Transitional Small Business Disclosure Format.
                              Yes            No X
                              ---            --

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARY

                                     INDEX

                                                                                              Page Number

PART I.          FINANCIAL INFORMATION

                 Item 1.  Financial statements

                 Condensed consolidated balance sheets as of December 31, 1996
                  (unaudited) and June 30, 1996.                                                      3

                 Condensed consolidated statements of operations (unaudited) for the
                 three months ended December 31, 1996 and 1995.                                       4

                 Condensed consolidated statements of operations (unaudited) for the six months ended December 31, 1996 and 1995 and for the period July 1, 1989
                  (date of resumption of development stage enterprise activities) through
                 December 31, 1996.                                                                   5

                 Condensed consolidated statements of cash flows (unaudited) for the six months ended December 31, 1996 and 1995 and for the period July 1, 1989
                 (date of resumption of development stage enterprise activities) through
                 December 31, 1996.                                                                   6

                 Notes to condensed consolidated financial statements (unaudited)                     7

                 Item 2.  Management's discussion and analysis of financial condition
                 and results of operations.                                                           10


PART II.         OTHER INFORMATION                                                                    11

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                             December 31, 1996                  June 30, 1996
                                             -----------------                  -------------
Current Assets:
  Cash                                         $     17,517                      $  1,275,413
  Prepaid expenses                                   45,117                            51,290
  Inventory                                           2,851                            24,290
  Accounts receivable, employees                     29,750                            40,462
                                               ------------                      ------------

  Total current assets                               95,235                         1,391,455

  Office furniture and equipment, net                98,641                           115,837
  Mineral properties and mining
    equipment, net                               10,409,849                        10,600,827

  Deposits                                          372,147                           377,147
                                               ------------                      ------------

Total assets                                   $ 10,975,872                      $ 12,485,266
                                               ============                      ============



                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued  liabilities    $  1,456,216                      $  1,440,268

    Current portion of long term debt             1,916,851                         2,279,861
                                               ------------                      ------------
    Total current liabilities                     3,373,067                         3,720,129


  Other liabilities                                   3,700                             3,700
                                               ------------                      ------------

    Total liabilities                             3,376,767                         3,723,829
                                               ------------                      ------------

Shareholders' Equity:
  Common Stock, no par value;
  authorized 100,000,000 shares;
  issued and outstanding
  18,526,584 and 14,963,369 shares
  as of December 31, 1996 and June 30,
  1996, respectively                             44,768,690                        43,752,439

Accumulated deficit                             (11,260,214)                      (11,260,214)

Accumulated deficit during the
  development stage                             (25,909,371)                      (23,730,788)
                                               ------------                      ------------
Total shareholders' equity                        7,599,105                         8,761,437
                                               ------------                      ------------
Total liabilities and shareholders'
      equity                                   $ 10,975,872                      $ 12,485,266
                                               ============                      ============


See notes to Condensed Consolidated Financial Statements

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months
                                                            Ended December 31
                                                            -----------------
                                                     1996                     1995
                                                     ----                     ----
Revenues:

  Interest income                                 $   5,527               $     8,390
                                                  ---------               -----------

    Total Revenues                                $   5,527               $     8,390

Expenses:

  General and administrative expenses               243,292                   773,925

  General mining and exploration                    493,170                 1,182,318


   Depreciation and amortization                     93,969                   139,121

  Gain on sale of mining equipment                                               (116)

  Interest expense                                   29,512                       615

  Litigation settlement                                                     2,374,668
                                                  ---------               -----------

    Total expenses                                  859,943                 4,470,531
                                                  ---------               -----------



Net income (loss)                                 $(854,416)              $(4,462,141)
                                                 ----------               -----------
 Net income (loss) per common share before
  extraordinary item                                 $(0.05)                   $(0.56)
                                                 ==========                ==========

Net income (loss) per common share                   $(0.05)                   $(0.56)
                                                 ==========                ==========

Weighted average common shares
  outstanding                                    18,248,180                 7,939,797
                                                 ==========                ==========


See notes to Condensed Consolidated Financial Statements.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                  Six Months                             Period from
                                                               Ended December 31                         July 1, 1989
                                                              -----------------                            through
                                                        1996                     1995                 December 31, 1996
                                                        ----                     ----                 -----------------
Revenue:

  Sale of Joint Venture                                   -                        -                        $4,232,000


  Other Income                                            -                        -                           156,444

  Interest                                           15,531                  $19,387                           181,044
                                                -----------              -----------                      ------------

    Total Revenues                                   15,531                   19,387                         4,569,488
                                                -----------              -----------                      ------------

Expenses:

  General and administrative expenses               507,099                1,153,039                        14,406,864


  General mining and exploration                  1,388,778                2,541,494                        10,302,803


  Loss on lease abandonments                              -                        -                           392,317

  Depreciation and amortization                     192,621                  267,544                         1,255,881


  Loss (gain) on sale of mining equipment            46,853                     (116)                          133,763

  Interest expense                                   58,763                    1,026                           434,431

  Litigation settlement                                   -                2,374,668                         3,697,262
                                                -----------              -----------                      ------------

    Total expenses                                2,194,114                6,337,655                        30,623,321
                                                -----------              -----------                      ------------

Income (loss) before extraordinary item          (2,178,583)              (6,318,268)                      (26,053,833)


Extraordinary item - net gain from
  debt extinguishment, net of tax                         -                        -                           144,462
                                                -----------              -----------                      ------------

Net income (loss)                               $(2,178,583)             $(6,318,268)                     $(25,909,371)
                                                ===========              ===========                      ============

Net income (loss) per common share before
  extraordinary item                                 $(0.13)                  $(0.81)
                                                ===========              ===========

Net income (loss) per common share                   $(0.13)                  $(0.81)
                                                ===========              ============

Weighted average common shares
  outstanding                                    17,202,142                7,826,498
                                               ============              ===========

See notes to Condensed Consolidated Financial Statements

           BRUSH CREEK MINING AND DEVELOPMENT CO. INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     Six Months ended
                                                                        December 31                               Period from
                                                                        -----------                           July 1, 1989 through
                                                               1996                      1995                   December 31, 1996
                                                               -----                     ----                   -----------------
Cash flows from operating activities:
  Net loss                                                   $(2,178,583)              $(6,318,268)                $(25,909,371)
                                                             -----------                ----------                 ------------
    Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
    Gain on debt restructuring                                         -                         -                     (144,462)
    Depreciation and amortization                                192,621                   267,544                    1,255,881
    Loss on lease abandonments                                         -                         -                      444,359
    Loss on litigation settlement                                      -                 2,370,668                    3,667,262
    Loss (gain) on Sale of Mining Equipment                       46,853                      (116)                      11,753
    Other                                                              -                         -                       43,576
    Shareholder payment of services                                    -                         -                      105,055
    Stock and debt for services                                        -                         -                      703,068
    Change in stock purchase price adjusted receivable                                     284,749                            -
    Change in notes receivable                                         -                         -                        7,000
    Change in inventory                                           21,439                    59,144                         (561)
    Change in prepaid expenses                                     6,173                    13,317                      456,619
    Change in deposits and other assets                           15,712                 (101,425)                    (234,366)
    Change in accounts payable and
         accrued liabilities                                      15,948                   516,137                    4,008,673
                                                             -----------                ----------                 ------------

  Total adjustment                                               298,746                 3,410,018                   10,323,857
                                                             -----------                ----------                 ------------

  Net cash provided by (used) in operating
         activities                                           (1,879,837)               (2,908,250)                 (15,585,514)
                                                             -----------                ----------                 ------------

Cash flows from investing activities:
  Acquisition of mineral properties
         and deferred development                                (26,242)                 (551,582)                  (5,036,301)
    Acquisition of office equipment                               (5,058)                  (34,092)                    (265,159)
    Proceeds from sale of equipment                                    -                         -                      294,356
    Proceeds from the acquisition of
      Trans Russian Exploration                                        -                         -                       20,060
                                                             -----------                ----------                 ------------

  Net cash used in investing activities                          (31,300)                 (585,674)                  (4,987,044)

Cash flows from financing activities:
  Advances from (to) affiliates                                        -                         -                    2,009,127
  Payments made to affiliates                                          -                         -                     (343,798)
  Proceeds from issuance of common stock                         716,251                 2,958,594                   18,842,463
  Proceeds from warrant extensions                                     -                         -                      207,750
  Proceeds from issuance of notes payable                              -                         -                      870,043
  Payments on long-term debt                                     (63,010)                  (14,488)                  (1,299,358)
  Proceeds from convertible debenture                                  -                         -                      300,000
                                                             -----------                ----------                 ------------

  Net cash provided by financing activities                      653,241                 2,944,106                   20,586,227
                                                             -----------                ----------                 ------------

Net increase (decrease) in cash                               (1,257,896)                 (549,818)                      13,669


Cash at beginning of period                                    1,275,413                   684,153                        3,848
                                                             -----------                ----------                 ------------

Cash at end of period                                        $    17,517                $  134,335                  $    17,517
                                                             ===========                ==========                  ===========

Cash paid during the period for interest
  (net of amounts capitalized)                                         -                         -                  $   146,126
                                                             ===========                ==========                  ===========


See notes to Condensed Consolidated Financial Statements.

           BRUSH CREEK MINING AND DEVELOPMENT CO. INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1996, the condensed consolidated statements of operations and cash flows for the three months and six months ended December 31, 1996 and 1995 and for the period July 1, 1989 (date of resumption of development stage enterprise activities) through December 31, 1996, have been prepared by the Brush Creek Mining & Development Co., Inc. (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Form 10-KSB\A. The results of operations for the periods ended December 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, B. Creek Acquisition Corp and Alpha Hardware Corp.

           BRUSH CREEK MINING AND DEVELOPMENT CO. INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
NOTE 2 - BASIS OF PRESENTATION

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

In February 1992, the Company began limited production at the Ruby mine from the Lawry and Ruby placer channels. In 1995, the Company paved 1.3 miles of road in an effort to make production a year-round effort. The Company has conducted limited production during certain periods from 1992 to 1995 and, in fiscal year 1996 began limited production in the Wolf vein at the Ruby mine. The Company has not commenced economic production and is still considered in the development stage. In October 1996 the Company ceased mining and engaged an investment banker to assist in pursuing a joint venture partner.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $37,169,585 from inception to December 31, 1996, and it had a working capital deficit of $3,277,832 at December 31, 1996. These factors may raise doubt about the Company's ability to continue as a going concern. The Company defaulted on December 13, 1996 on a settlement agreement entered into with the Royal Bank of Scotland on December 13, 1995. (See note 4). Management is actively seeking a joint venture partner as a source of capital to fund current and future operations. However, there can be no assurance that such capital will be obtained. There is no assurance that the Company will be successful in establishing proven ore reserves or determining if the mineral properties can be mined economically. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 3 - STOCKHOLDERS' EQUITY

In September 1996, the Company received a net amount of $238,751 from the sale of 757,576 shares of its common stock through a Regulation S offering. The shares were sold at a 50% discount of the Company's closing bid price on the day before the sale.

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

Also, in July 1996, the Company placed 695,652 shares of its common stock in escrow per a Regulation S stock purchase agreement. The agreement contained a purchase price adjustment clause that required to Company to issue such shares if the Company's low bid price fell below one dollar during the specific valuation period. The valuation period ended on September 27, 1996, and the purchaser requested that the Company issued 661,569 shares of common stock pursuant to the terms of the agreement. The Company is currently disputing the purchaser's claim. There can be no assurance that the dispute will be resolved in the Company's favor.

In October 1996, the Company issued 1,612,904 shares of its common stock for a net amount of $477,500 per a Regulation S stock agreement. Denison Capital Group acted as the placement agent in that transaction. The shares were sold at a 50% discount of the Company's closing bid price on the day prior to the sale.

NOTE 4 - ROYAL BANK SETTLEMENT

The Company entered into a settlement agreement with the Royal Bank of Scotland (the Plaintiffs) on December 13, 1995. Pursuant to the agreement, the Company was required to make a final payment on December 13, 1996 of $600,000. The Company defaulted on the payment and has entered into a Forbearance Agreement with the Plaintiffs requiring the Company to make a payment of $629,100 on or before March 20, 1997 and a payment of $175,000 on or before July 1, 1997. The Company has the option to postpone the second payment ($175,000) by delivering written notice to Plaintiffs no later than June 25, 1997 whereupon the second payment shall be paid no later than December 15, 1997 and the amount shall be increased to $250,000. The Company must also reimburse the Plaintiffs for their attorney fees and costs.

NOTE 5 - SUBSEQUENT EVENTS

On January 10 , 1997 James S. Chapin, CEO and Chairman of the board of the Company, withdrew $100,000 from a trust account held by the Company in his name persuant to its employment agreement with Mr. Chapin. Also in January, the Board approved a Private Placement to sell 3.2 million shares of the Company's common stock at a price of $0.0625 per share. The total offering is to raise a maximum of $200,000 under Regulation D. The Company has sold, as of February , 1997, a total of 2,000,000 shares through the Private Placement for an amount of $125,000. Three of the Company's directors bought 400,000 shares each of common stock offered in the Private Placement for a total of $75,000.


NOTE 6 - SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

Noncash investing and financing activities for the six months ended December 30, 1996 are as follows:

Company stock issued for:

Current portion of long term debt
Conversion of Convertible Debenture                     $300,000

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had a working capital deficit of $3,277,832 a decrease compared to a working capital deficit of $2,328,674 at June 30, 1996.

The Company estimates its mining development and operating costs to be approximately $2.0 to $2.5 million for the remainder of the 1996-1997 fiscal year. If the Company is successful in finding a joint venture partner, the majority of funds will be used for mining and exploration at its mines. No assurance can be provided that the Company will be able to raise funds to continue or expand its operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996

The Company incurred a net loss of $854,416 for the quarter ended December 31, 1996, compared to a net loss of $4,462,141 during the quarter in 1995.

General and administrative expenses decreased by $530,633 from the same quarter in the prior year primarily due to a reduction in litigation expenses. General mining costs decreased by $689,148 due to the Company discontinuing its mining operations.

The Company incurred interest expense of $29,250 under a promissory note issued in connection with the settlement of the action brought against the Company by Zuri Invest A.G. and others.

SIX MONTHS ENDED DECEMBER 31, 1996

The Company incurred a net loss of $2,178,583 for the six months ended December 31, 1996 compared to a $6,318,268 net loss for the same period in 1995.
General and Administrative expenses decreased by $645,940 primarily due to a reduction in litigation expenses and a litigation settlement of $2,370,668 from the same period in the prior year. General mining costs decreased by $1,152,716 from the prior year due to the Company discontinuing its development and mining operations.

The Company sold two wagner dump trucks and recognized a loss of $46,583. The Company incurred interest expense in the amount of $58,500 under a promissory note issued in connection with the settlement of the action brought against the Company by Zuri Invest A.G. and others.

Management expects losses to continue until  the Company has found a joint
venture partner.    Historically, the price of gold has been volatile; since
the end of 1987 the price of gold has declined from a high of approximately $500 per ounce to approximately $350 per ounce. Over the last twelve months gold prices have been more positive, and have recently closed at the highest level in more than three years. Management believes this positive trend is likely to continue. However a downward trend in the price of gold will have an adverse effect on the Company's revenues when it begins mining operations.

PART II  - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Litigation

On October 24, 1994, the Company filed an amended complaint against F. James Anderson, Simon Anderson, Edward M. Lawson, Consolidated Sierra Gold Mines, Inc ("CSGM"), Independent Sierra Gold Mines, Inc., ("ISGM"), Bartel, Eng, Miller & Torngren, attorneys, Robert Sibthorpe, Coopers & Lybrand and Yorkton Securities as defendants in an action to recoverdamages. The suit was filed in the United States District Court for the Northern District of California as Case No. C94-3487 ("the Federal Action"). On April 28, 1995, Brush Creek Mining & Development Co., Inc. filed an Amended Complaint against: F. James Anderson, Simone Anderson, Edward M. Lawson, Consolidated Sierra Gold Mines, Inc., Independent Sierra Gold Mines, Inc., Bartel, Eng, Miller & Torngren, attorneys, Robert Sibthorpe and Yorkton Securities as defendants in an action to recover damages. Causes of action against some, but not all of the defendants, include claims for Violations of Section 16(b) and Section 10b of the Securities Exchange Act of 1934, Violation of California Corporations Code 25400(d) and 25401, Attorney Malpractice, Breach of Fiduciary Duty, Intentional Misrepresentation, Negligent Misrepresentation, Megligence, Resission and Restitution. The suit was filed in the United States District Court for the Northern District of California as Case Number C94- 3487.

As to the progress of the case to date, an initial round of discovery has been completed. On November 15, 1996, the court granted defendants Yorkton Securities and Robert Sibthorpe's Motion for Summary Judgment. On Nobember 15, 1996, the court also set a trial date for the remaining parties of November 24, 1997.

On June 18, 1996, Hinton & Alfert substituted in as counsel for Brush Creek in
the case Royal Bank of Scotland   et al. v. Brush Creek Mining & Development,
et al. in the United States District Court for the Eastern District, case number CV-S-94-0962 GEB GGH. Hinton & Alfert represents Brush Creek in its cross-complaint against attorneys Bartel, Eng, Miller & Torngren for Professional Negligence and against Simone Anderson for Contractual Indemnity.

The Company entered into a settlement agreement with the Royal Bank of Scotland (the "Plaintiffs") on December 13, 1995. Pursuant to the agreement, the Company was required to make a final payment on December 13, 1996 of $600,000. The Company defaulted on the payment. The Company has entered into a Forbearance Agreement with the Plaintiffs requiring the Company to make a payment of $629,100 on or before March 20, 1997 and a payment of $175,000 on or before July 1, 1997. The Company has the option of postponing the second payment ($175,000) by delivering written notice to Plaintiffs no later than June 25, 1997 whereupon the second payment will be paid no later than December 15, 1997 and the amount will be increased to $250,000. The Company must also reimburse the Plaintiffs for their attorney fees and costs.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the business or financial position of the Company.

ITEM 2 - CHANGES IN SECURITIES - NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5 - OTHER INFORMATION -

The Company currently has 18,526,584 shares issued and outstanding. With a recent bid price of $0.25, the market value of the public float of Brush Creek is $4,631,646. The Company's capital and surplus exceeds $2,000,000. Therefore the Company complies with NASDAQ requirements for listings.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(A)  Exhibit 11.1 Computation of (Loss) Income Per Share
(B)  Reports on Form 8-K filed for the quarter for which this report is filed:

     Items Reported                                               Financial Statements Filed                   Date of Report
     --------------                                               --------------------------                   --------------
Other matters - Royal Bank of Scotland                               None                                       December 31, 1996


                                   SIGNATURES

                  BRUSH CREEK MINING AND DEVELOPMENT CO., INC.




Accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BRUSH CREEK MINING & DEVELOPMENT CO, INC.

Signature                                          Capacity                             Date
---------                                          --------                             ----

/s/ James S. Chapin                        Chief Executive Officer and            February 13, 1997
------------------------------             Chief Accounting Officer              -----------------------------
James S. Chapin





                                       13

                               INDEX TO EXHIBITS

Exhibit                                                                                      Page
-------                                                                                      ----
11.1                          Computation of (Loss) Income per Share for                      14
                              the Three and Six Months Ended
                              December 31, 1996 and 1995

