Form 10QSB
period 1997-03-31
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1997-05-15
CIK 715583

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-12761


                  BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

 NEVADA                                                          88-0180496
 ------                                                          ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

970 EAST MAIN STREET, SUITE 200
GRASS VALLEY, CALIFORNIA                                              95945
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (916) 477-5961

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No
           -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers' classes of common equity as of the latest practicable date:

Shares of common stock outstanding as of May 13, 1997: 28,606,589

Transitional Small Business Disclosure Format

                       Yes        No   X
                           -----     -----

         BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES

                                      INDEX


                                                                                         Page Number
                                                                                         -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial statements

         Condensed consolidated balance sheets as of March 31, 1997
         (unaudited) and June 30, 1996.                                                      3

         Condensed consolidated statements of operations (unaudited) for the three
         months ended March 31, 1997 and 1996.                                               4

         Condensed consolidated statements of operations (unaudited) for the nine months ended March 31, 1997 and 1996 and for the period July 1, 1989 (date of resumption of development stage enterprise activities) through March 31,
         1997.                                                                               5

         Condensed consolidated statements of cash flows (unaudited) for the nine months ended March 31, 1997 and 1996  and for the period July 1, 1989 (date of resumption of development stage enterprise activities) through March 31,
         1997.                                                                               6

         Notes to condensed consolidated financial statements (unaudited)                    7

         Item 2.  Management's discussion and analysis of financial condition
         and results of operations.                                                         11



PART II. OTHER INFORMATION                                                                  13

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           March 31, 1997        June 30, 1996
                                                           --------------        -------------
                                      ASSETS
Current assets:
 Cash                                                       $     70,775         $  1,275,413
 Prepaid expenses                                                 11,159               51,290
 Inventory                                                         2,750               24,290
 Accounts receivable, employees                                   29,750               40,462
                                                            ------------         ------------
   Total current assets                                          114,434            1,391,455

Office furniture and equipment, net                               53,331              115,837

Mineral properties and mining
  equipment, net                                              10,269,324           10,600,827

Deposits                                                         272,147              377,147
                                                            ------------         ------------

   Total assets                                             $ 10,709,236         $ 12,485,266
                                                            ============         ============


                       LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Accounts payable and accrued
  liabilities                                               $  1,632,180         $  1,440,268
  Current portion of long term debt                            2,160,330            2,279,861
                                                            ------------         ------------
      Total current liabilities                                3,792,510            3,720,129

  Other liabilities                                                3,700                3,700
                                                            ------------         ------------

     Total liabilities                                         3,796,210            3,723,829
                                                            ------------         ------------

Shareholders' Equity:
 Common Stock, no par value;
 authorized 100,000,000 shares;
 24,326,589 issued and outstanding
 and 14,963,369 shares
 as of March 31, 1997 and June 30,
 1996, respectively                                          45,147,690           43,752,439
 Accumulated deficit                                         (11,260,214)         (11,260,214)
 Accumulated deficit during the
 development stage                                          (26,974,450)         (23,730,788)
                                                            ------------         ------------
     Total shareholders' equity                                6,913,026            8,761,437
                                                            ------------         ------------
     Total liabilities and shareholder's
     equity                                                 $ 10,709,236         $ 12,485,266
                                                            ============         ============


See notes to Condensed Consolidated Financial Statements.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months
                                                       Ended March 31
                                             --------------------------------
                                                 1997                1996
                                             ------------         -----------
Revenues:

  Interest income                            $      3,712         $     8,759
                                             ------------         -----------

         Total revenues                             3,712               8,759
                                             ------------         -----------

Expenses:

  General and administrative expenses             340,386             579,555

  General mining and exploration                  314,455             700,667

  Depreciation and amortization                    97,927             145,484

  Loss (Gain) on sale of assets                    33,649                  --

  Interest expense                                 28,275               1,824

  Litigation settlement                           254,100                  --
                                             ------------         -----------


         Total expenses                         1,068,792           1,427,530
                                             ------------         -----------


Net loss                                     $ (1,065,080)        $(1,418,771)
                                             ============         ===========

Loss per common share before
  extraordinary item                         $      (0.05)        $     (0.15)
                                             ============         ===========

 Net loss per common share                   $      (0.05)        $     (0.15)
                                             ============         ===========


Weighted average common shares
  outstanding                                  20,692,182           9,724,540
                                             ============         ===========


See notes to Condensed Consolidated Financial Statements.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Nine Months                     Period from
                                                          Ended March 31                  July 1, 1989
                                                          --------------                       through
Revenues:                                                1997                1996       March 31, 1997
                                                         ----                ----       --------------
  Sale of joint venture                                    --                  --         $  4,232,000

  Other income                                             --                  --              156,444

  Interest income                                $     19,244         $    28,145              184,757
                                                 ------------         -----------         ------------

         Total revenues                                19,244              28,145            4,573,201
                                                 ------------         -----------         ------------

Expenses:

  General and administrative expenses                 847,485           1,717,594           14,747,250

  General mining and exploration                    1,703,233           3,242,160           10,617,258

  Loss on lease abandonments                               --                  --              392,317

  Depreciation and amortization                       290,548             413,028            1,353,808

  Loss (Gain) on sale of mining equipment              80,502                (116)             167,412

  Interest expense                                     87,038               2,850              462,706

  Litigation settlements                              254,100           2,389,668            3,951,362
                                                 ------------         -----------         ------------

         Total expenses                             3,262,906           7,765,184           31,692,113
                                                 ------------         -----------         ------------

Loss before extraordinary item                     (3,243,662)         (7,737,039)         (27,118,912)

Extraordinary item - net gain from
  debt extinguishment, net of tax                          --                  --              144,462
                                                 ------------         -----------         ------------

Net loss                                         $ (3,243,662)        $(7,737,039)        $(26,974,450)
                                                 ============         ===========         ============

Net income (loss) per common share before
  extraordinary item                             $      (0.18)        $     (0.93)
                                                 ============         ===========

Net income (loss) per common share               $      (0.18)        $     (0.93)
                                                 ============         ===========

Weighted average common shares
outstanding                                        18,480,512           8,325,772
                                                 ============         ===========

See notes to Condensed Consolidated Financial Statements.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months                 Period from
                                                                   Ended March 31              July 1, 1989
                                                              ------------------------              through
                                                              1997                1996       March 31, 1997
                                                              ----                ----       --------------
Cash flows from operating activities:
 Net income (loss)                                     $(3,243,662)        $(7,737,039)        $(26,974,450)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Gain on debt restructuring                                    --                  --             (144,462)
  Depreciation and amortization                            290,548             413,028            1,353,808
  Loss on lease abandonments                                    --                  --              444,359
  Loss on litigation settlement                            254,100           2,304,668            3,921,362
  Loss (Gain) on sale of mining equipment                   80,502                (116)              45,402
  Other                                                         --                  --               43,576
  Shareholder payment of services                               --                  --              105,055
  Stock and debt for services                                   --                  --              703,068
 Change in stock purchase price adjusted
       Receivable                                               --             284,749                   --
 Change in not receivable                                       --                  --                7,000
 Change in inventory                                        21,540              59,231                 (460)
  Change in prepaid expenses                                40,131              41,582              490,577
  Change in deposits and other current assets              115,712            (100,023)            (134,366)
  Change in accounts payable
   and accrued liabilities                                 191,912             691,447            4,184,637
                                                       -----------         -----------         ------------

Total adjustment                                           994,445           3,694,566           11,019,556
                                                       -----------         -----------         ------------

 Net cash provided by (used in)
     operating activities                               (2,249,217)         (4,042,473)         (15,954,894)
                                                       -----------         -----------         ------------

Cash flows from investing activities:
  Acquisition of mineral properties, equipment,
   and deferred developments                                (9,189)           (600,035)          (5,019,248)
  Acquisition of office equipment                          (57,852)            (34,092)            (317,953)
  Proceeds from sale of equipment                           90,000                  --              384,356
  Proceeds from sale of joint venture                           --                  --               20,060
                                                       -----------         -----------         ------------
      Net cash used in investing activities                 22,959            (634,127)          (4,932,785)
                                                       -----------         -----------         ------------

Cash flows from financing activities:
  Advances from (to) affiliates                                 --                  --            2,009,127
  Payments made to affiliates                                   --                  --             (343,798)
  Proceeds from issuance of common stock                 1,095,251           4,107,195           19,221,463
  Proceeds from warrant extensions                              --                  --              207,750
  Proceeds from issuance of notes payable                       --                  --              870,043
  Payments on long-term debt                               (73,631)            (34,080)          (1,309,979)
  Proceeds from convertible debenture                           --                  --              300,000
                                                       -----------         -----------         ------------
     Net cash provided by financing activities           1,021,620           4,073,115           20,954,606
                                                       -----------         -----------         ------------
Net increase (decrease) in cash                         (1,204,638)           (603,485)              66,927
Cash at beginning of period                              1,275,413             684,153                3,848
                                                       -----------         -----------         ------------
Cash at end of period                                  $    70,775         $    80,668         $     70,775
                                                       ===========         ===========         ============

Cash paid during the period for interest
  (net of amounts capitalized)                         $                   $     2,850
                                                       ===========         ===========

See notes to Condensed Consolidated Financial Statements.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1997, the condensed consolidated statements of operations and cash flows for the three months and nine months ended March 31, 1997 and 1996 and for the period July 1, 1989 (date of resumption of development stage enterprise activities) through March 31, 1997, have been prepared by the Brush Creek Mining & Development Co., Inc. (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Form 10-KSB\A. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Alpha Hardware.

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

In February 1992, the Company began limited production at the Ruby Mine from the Lawry and Ruby placer channels. In 1995, the Company paved 1.3 miles of road in an effort to make production a year -round effort. The Company has conducted limited production during certain periods from 1992 to 1995, and in fiscal year 1996 began limited production in the Wolf vein at the Ruby mine. The Company has not commenced economic production and is still considered in the development stage. In October 1996, the Company ceased mining activity at the Ruby Mine and engaged an investment banker to assist in pursuing a joint venture partner. In January 1997, the Company began rehabilitation at the Brush Creek Mine, and plans to begin limited production from the Brush Creek Mine beginning on or about May 31, 1997.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $38,234,664 from inception to March 31, 1997, and it has a working capital deficit of $3,678,076 at March 31, 1997. These factors may raise doubt about the Company's ability to continue as a going concern. The Company defaulted on December 13, 1996 on a settlement agreement entered into with the Royal Bank of Scotland on December 13, 1995. (See note 4). Management is actively seeking a joint venture partner as a source of capital to fund current and future operations. However, there can be no assurance that a joint venture partner will be obtained. There is no assurance that the Company will be successful in establishing proven ore reserves or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 3 - STOCKHOLDERS' EQUITY

In March 1997, The Board of Directors approved a Private Placement to raise a maximum of $500,000 from the sale of 7,142,857 of the Company's common stock at $0.07 per share pursuant to Regulation D and Section 4 (2). The Board also approved a 10% commission for finders fees, payable in shares of the Company's common stock or by a cash payment, in connection with the Private Placement. As of March 31, 1997, the Company has raised a net amount of $154,000 from the sale of 2.2 million shares.

In January 1997, the Board approved a Private Placement to sell 3.2 million shares of the Company's common stock at a price of $0.0625 per share under Regulation D and Section 4 (2). The Board also approved a 10% commission for finders fees, payable in shares of the Company's common stock or by a cash payment, in connection with the Private Placement. The offering raised a net amount of $225,000 from the sale of 3.6 million shares.

          BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY - CONTINUED

The Board of Directors purchased shares in the January and March 1997 Private Placements in the aggregate of 1,550,000 shares for a total of $99,500. Also in March 1997, the Board of Directors canceled all outstanding options issued to the Board in the aggregate of 960,000 shares, and approved options in the aggregate 960,000 shares at $0.225, the closing bid price of the Company's common stock on March 7, 1997.

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

In July 1996, the Company issued 439,560 shares of its common stock per a two year, $450,000, 7% convertible debenture where the subscriber had the option of converting the principal to shares at 70% of the average share price for the five days preceding the conversion.

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

NOTE 4 - ROYAL BANK OF SCOTLAND

The Company entered into a settlement agreement with the Royal Bank of Scotland (the Plaintiffs) on December 13, 1995. Pursuant to the agreement, the Company was required to make a final payment on December 13, 1996 of $600,000. The Company defaulted on the payment and on January 20, 1997 entered into a Forbearance Agreement with the Plaintiffs. The agreement required the Company to make a payment of $629,100 on or before March 20, 1997 and a payment of $175,000 on or before July 1, 1997. Pursuant to the Forbearance Agreement, the Company reimbursed the Plaintiffs for their attorney fees and costs in the amount of $35,181.

The Company defaulted on the payment due on March 20, 1997 of $629,100, and on March 20, 1997 entered into an amended Forbearance Agreement. The agreement extended the $629,100 payment to on or before May 15, 1997. Pursuant to the amended Forbearance Agreement, the Company is required to make a second payment of $225,000 on or before July 1, 1997. The Company may elect to postpone the second payment until no later than December 15, 1997 by delivering written notice of its election no later than June 25, 1997 in which event the amount of the second payment will be increased to $300,000. If the payments are not made the Plaintiffs' obligation to forbear will terminate and they will become entitled to exercise their rights and remedies with respect to a stipulated judgment in the amount of $3.25 million.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to March 31, 1997, the Company sold 3.4 million shares of the Company's common stock, and received a net amount of $236,600 pursuant to the Private Placement under Regulation Dand Section 4 (2) approved by the Company's Board of Directors in March 1997. The Company paid in cash a 10% commission of $1,400 for a finders fee in connection with the Private Placement.

Also subsequent to March 31, the Company filed an S-8 with the Securities & Exchange Commission registering a total of 880,000 shares of its common stock in exchange for certain consulting services. The shares are valued at $0.25 per share, the average of the bid and asked price for the Company's common stock on April 9, 1997.

NOTE 6 - SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

Noncash investing and financing activities for the six months ended December 31, 1996 are as follows:

Company stock issued for:

Current portion of long term debt
Conversion of Convertible Debenture                            $300,000

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had a working capital deficit of $3,678,076 compared to a $2,328,674 working capital deficit June 30, 1996.

During the nine-month period ended March 31, 1997, the Company raised $1,095,251 from the sale of 8,610,040 shares of common stock. The Company estimates its mining development and operating costs to be approximately $1 million for the remainder of the fiscal year ending June 30, 1997 and additional financing will be required in order for the Company to cover such costs. The majority of funds are needed for rehabilitation, mining and milling at the Brush Creek Mine. The Company anticipates raising the needed funds from the sale of common stock or joint ventures. No assurance can be provided that the Company will be able to raise funds to continue and expand its operations. If the Company is unable to raise the funds needed for the Company's operations, the Company may have to scale back its development plans which could adversely affect the Company's business objectives. The Company sold equipment in order to meet some of its obligations. In addition, the Company could close some of its properties for failure to make lease payments. On March 23, 1997, the Company's lease on the Kate Hardy mine expired. However, the Company paid $10,000 to the Kate Hardy lessor to extend the lease agreement on the Kate Hardy mine for an additional three months. The Company also negotiated a modification agreement with Ruby Development Co., Inc. to pay, in cash, one lease payment in arrears for the Ruby mine, to pay in cash, one month lease payment in arrears for the Rising Sun, increase the amount of equipment held as collateral pursuant to the Ruby mine lease agreement by filing a UCC-1 financing statement listing the additional equipment, all right, title and interest of certain "ore specimens" for which Ruby Development Co., Inc. will credit the value against past due minimum royalty payments, and grant Ruby Development Co., Inc., an option to purchase up to 50,000 shares of the Company's common stock at a price of $025 per share until July 1, 1999. In the event the Company is unable to obtain additional financing the Company may be required to seek protection under the bankruptcy laws.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997

The Company incurred a net loss of $1,065,080 for the quarter ended March 31, 1997, compared to a net loss of $1,418,771 during the same quarter in 1997.

General and administrative expenses decreased by $239,169 from the same quarter in the prior year primarily due to a reduction in litigation expenses. Also, the Board of Directors approved the withdrawal and payment of $100,000 to James S. Chapin, CEO and Chairman of the Board. The $100,000 was held in trust by the Company per an employment agreement with Mr. Chapin. The Company incurred a loss of $254,100 in the litigation settlement with the Royal Bank of Scotland settlement. (See Note 4). General mining costs decreased by $386,212 due to discontinuation of mining at the Ruby mine.

The Company incurred interest expense of $28,275 under a promissory note issued in connection with the settlement of the action brought against the Company by Zuri Invest A. G. and others.

The Company recognized a loss of $33,649 from the sale and disposal of mining equipment..

NINE MONTHS ENDED MARCH 31, 1997

The Company incurred a net loss of $3,243,662 for the nine months ended March 31, 1997 compared to a $7,737,039 net loss for the same period in 1996. General and Administrative expenses decreased by $870,109 from the prior year due to a decrease in litigation fees and expenses. Also, the Board of Directors approved the withdrawal and payment of $100,000 to James S. Chapin, CEO and Chairman of the Board. The $100,000 was held in trust by the Company per an employment agreement with Mr. Chapin. The Company incurred a loss of $254,100 in the litigation settlement with the Royal Bank of Scotland settlement in 1997. (See
Note 4). Whereas the Company incurred a loss from litigation settlement of $2,389,668 in the prior year. General mining costs decreased by $1,538,927 from the prior year due to discontinuation of mining activity at the Ruby mine.

The Company recognized a loss of $80,502 from the sale and disposal of mining equipment. The Company incurred interest expense in the amount of $87,038 under a promissory note issued in connection with the settlement of the action brought against the Company by Zuri Invest A. G. and others.

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

PART 11 - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
LITIGATION

On October 24, 1994, the Company filed an amended complaint against F. James Anderson, Simone Anderson, Edward M. Lawson, Consolidated Sierra Gold Mines, Inc. ("CSGM"), Independent Sierra Gold Mines, Inc., ("ISGM"), Bartel, Eng Miller & Torngren, attorneys, Robert Sibthorpe, Coopers & Lybrand and Yorkton Securities as defendants in an action to recover damages. The suit was filed in the United States District Court for the Northern District of California as Case No. C94-3487 ("the Federal Action").

On April 28, 1995, Brush Creek Mining & Development Co., Inc. filed an amended Complaint against: F. James Anderson, Simone Anderson, Edward M. Lawson, Consolidated Sierra Gold Mines, Inc., Independent Sierra Gold Mines, Inc., Bartel, Eng, Miller & Torngren, attorneys, Robert Sibthorpe and Yorkton Securities as defendants in an action to recover damages. Causes of action against some, but not all of the defendants, include claims for Violations of
Section 16(b) and Section 10b of the Securities Exchange Act of 1934, Violation of California Corporations Code 25400(d) and 25401, attorney Malpractice, Breach of Fiduciary Duty, Intentional Misrepresentation, Negligent Misrepresentation, Negligence, Resission and Restitution. The suit was filed in the United States District Court for the Northern District of California as Case Number C94-3487.

As to the progress of the case to date, an initial round of discovery has been completed. On November 15, 1996, the court granted defendants Yorkton Securities and Robert Sibthorpe's Motion for Summary Judgment. Subsequent to entry of summary judgment in their favor, Yorkton Securities filed a cost bill for the sum of $15,752.85 and Mr. Sibthorpe filed a cost bill for $3,842.83. These costs are not payable until the conclusion of the litigation against all other parties. The insurer for Bartel, Eng, Miller & Torngren is in liquidation proceedings under the control of the California Department of Insurance. Brush Creek will file a claim in that liquidation proceeding when claim forms are issued, which is expected to occur in June. 1997. It is not anticipated that any claims will be paid until 1998. On November 15, 1996, the court also set a trial date for the remaining parties of November 24, 1997.

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

ITEM 2 - CHANGES IN SECURITIES

During January 1997, the Board of Directors approved a Private Placement to sell a total of 3.2 million restricted shares of the Company's common stock at $.0625 per share. Pursuant to the Private Placement the Company sold a total of 3,600,000 restricted shares of the Company's common stock and received a net amount of $225,000. Also, in March 1997, the Board of Directors approved a Private Placement to sell a total of 7,142,857 restricted shares of the Company's common stock at $.07 per share. Pursuant to the March 1997 Private Placement the Company has sold 2,200,000 restricted shares of the Company's common stock and received a net amount of $154,000. All shares were sold under Regulation D and Section 4(2). Investors who participated in the Private Placements were required to be accredited. The Company will pay a 10% commission for finders fees, payable in shares of the Company's common stock or by a cash payment. The Company has agreed to register the shares pursuant to a registration statement to be filed with the Securities and Exchange Commission.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO VOTE FOR SECURITY HOLDERS - NONE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.
(A) Exhibit 11.1 Computation of (Loss) Income Per Share
(B) Reports on Form 8-K filed for the quarter for which this report is filed:

      Items Reported          Financial Statements      Filed Date of Report

Other Events - Nasdaq                 None               January 14, 1997
Other Events - Royal Bank             None               January 28, 1997
Other Events - Royal Bank             None               March 24, 1997

                                   SIGNATURES

                  BRUSH CREEK MINING AND DEVELOPMENT CO., INC.




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Capacity                         Date


/s/ James S. Chapin          Chief Executive Officer
-----------------------        and Chief Financial Officer         May 15, 1997
    James S. Chapin