Form 10KSB
period 1997-06-30
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1997-10-14
CIK 715583

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended JUNE 30, 1997

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-12761

                 BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
                (Name of Small Business Issuer in Its Charter)

NEVADA                                                        88-0180496
(State  or  other  jurisdiction                         I.R.S.  Employer
of  incorporation  or                                     Identification
organization)                                                    Number)

970  E.  MAIN  STREET,  SUITE  200
GRASS  VALLEY,  CALIFORNIA                                         95945
(Address  of  principal                                      (Zip  Code)
executive  offices)

Issuer's  telephone  number,  including  area  code:    (916)  477-5961

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:
 COMMON,  PAR  VALUE  $.0001

Check  whether  the  Issuer:  (1)  filed  all  reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X      No
     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  Issuer's  revenues  for  its  most  recent  fiscal  year:  $22,266.

As of September 30, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (38,849,552 shares) was approximately $13,364,246. The number of shares outstanding of the Common Stock ($.0001 par value) of the Issuer as of the close of business on September 30, 1997 was 41,949,483.

Documents  Incorporated  by  Reference:    Portions  of the registrant's proxy
statement for the annual meeting of shareholders to be held in fiscal 1998 are incorporated by reference into Part III of this report.

Transitional  Small  Business  Disclosure  Format:          Yes    X   No
                                                                  ---      ---

                                    PART I

Item  1.          DESCRIPTION  OF  BUSINESS.

                                 RISK FACTORS

LACK OF PROFITABILITY; CONTINUING LOSSES; AND DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN.

     The Company has incurred losses of $39,279,422 from inception to June 30, 1997 and had not realized economic production as of June 30, 1997. As a result of the Company's cumulative losses from operations, and the fact that the Company has not realized economic production from its mineral properties, the Company's independent auditor's report, dated August 29, 1997, for the year ended June 30, 1997, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. Additionally, the Company is in default on the leases of certain of its mining properties. The lessors have not taken action to foreclose on the leases and the Company is making every effort to fulfill the agreements. The loss of these leases would have a material adverse effect on the Company.

NEED  FOR  ADDITIONAL  FINANCING;  LACK  OF  LIQUIDITY;  NO MATERIAL REVENUES.

     The mining industry is capital intensive. During the fiscal year ended June 30, 1997, the Company raised $2,111,101 from the sale of 16,387,113 shares of Common Stock. At June 30, 1997, the Company had a working capital deficit of $2,332,905 and had no material revenues from mining operations. Additional financing will be required in order for the Company to cover its future mining and development costs and to engage in full scale mining operation. At this time, the Company has no definitive plans regarding additional financing, but believes that it will likely be obtained through equity financing such as stock offerings or joint ventures. No assurances can be given that the Company will be able to raise cash from additional financing efforts and, even if such cash is raised, that it will be sufficient to satisfy the Company's capital requirements. If the Company is unable to obtain sufficient funds from future financings and/or operations, the Company may not be able to achieve its business objectives and may have to scale back its development plans. In addition, the Company may have to sell its assets in order to meet its obligations and may lose some of its properties for failure to make lease payments. In fiscal 1997, the Company sold equipment in order to meet some of its obligations. In addition, the Company could lose some of its properties for failure to make lease payments. On March 23, 1997, the Company's lease on the Kate Hardy mine expired. However, the Company paid $10,000 to the Kate Hardy lessor to extend the lease agreement on the Kate Hardy mine for an additional three months. The Company is required to pay an additional $10,000 to extend the lease for another three month period. The Company also negotiated a modification agreement with Ruby Development Co., Inc. to pay, in cash, one lease payment in arrears for the Ruby mine, to pay in cash, one month lease payment in arrears for the Rising Sun, increase the amount of equipment held as collateral pursuant to the Ruby mine lease agreement by filing a UCC-l financing statement listing the additional equipment, all right, title and interest of certain "ore specimens" for which Ruby Development Co., Inc. will credit the value against past due minimum royalty payments, and grant Ruby Development Co., Inc., an option to purchase up to 50,000 shares of the Company's common stock at a price of $.25 per share until July 1, 1999. In the event the Company is unable to obtain additional financing the Company may be required to seek protection under the bankruptcy laws.

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ SYSTEM; RISKS RELATING TO LOW-PRICED STOCKS.

     The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. The Securities and Exchange Commission recently approved substantial changes in Nasdaq's SmallCap Market maintenance standards. The continued listing requirements will be effective in February 1998. The new minimum maintenance requirements will require net tangible assets of $2,000,000, or market capitalization of $35,000,000, or $500,000 in net income for two of the last three years. In addition, continued inclusion on Nasdaq will require a public float of 500,000 shares, a $1,000,000 market value for the public float, 300 shareholders, a bid price of $1.00 per share and two market makers. Since August 1996, the bid price for the Company's Common Stock has not been $1.00 or more per share. Accordingly, unless the price for the Company's Common Stock improves, the Company may not be in compliance with the new maintenance criteria once such criteria are in effect as of February 1998. A company will not be deemed in compliance with the minimum bid price of $1.00 per share when its stock drops below $1.00 for thirty days. The company will be notified of delisting proceedings unless the stock closes at $1.00 or more for ten consecutive days, within 90 days of falling out of compliance. The failure to meet these maintenance criteria in the future may result in the delisting of the Company's securities from Nasdaq, and trading if any, in the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon-broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock.

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

VOLATILE  MARKET  PRICES  FOR  GOLD.

     The price of gold has a material effect on the Company's financial operations. Following deregulation, the market price for gold has been highly speculative and volatile. Since the end of 1987 the price of gold has declined from a high of approximately $500 per ounce to approximately $332 per ounce at September 30, 1997. Instability in the price of gold may affect the profitability of the Company's operations. No assurances can be given that the Company's mines contain ore in commercial quantities or, if ore in commercial quantities is discovered, that gold could be produced at a profit given the recent market price range for gold.

LITIGATION;  ADMINISTRATIVE  PROCEEDINGS.

     The Company has been involved in various litigation matters. During fiscal 1996, the Company entered into two significant settlement agreements involving two of such matters. In connection with one of such matters, the Company in fiscal 1997 defaulted under its obligations under the Settlement Agreement relating thereto. Thereafter, the Company entered into revised settlement terms which provide for various significant cash payments to be made. No assurance can be given that the Company will be able to meet its obligations thereunder. Any default thereunder will have a materially adverse effect on the Company which could result in the Company seeking protection under the bankruptcy laws. Also, the Company was notified in fiscal 1996 that it was the subject of an informal inquiry being conducted by the staff of the Securities and Exchange Commission in connection with the Company's financing activities pursuant to Regulation S under the Securities Act. An adverse determination could have a material adverse effect on the Company. See "Legal Proceedings".

                            DESCRIPTION OF BUSINESS

     Brush Creek Mining and Development Co., Inc. (the "Company") was incorporated in 1982 and is engaged in the exploration and development of gold and diamond mining properties. From its incorporation until April 1989, the Company operated as a mining and mineral development company at which time its mining operations, conducted through the Brush Creek Joint Venture of which the Company owned 40%, were terminated. Shortly thereafter, the Company became actively engaged in acquiring additional mineral properties, raising capital, and preparing properties for resumed production. The Company did not have any significant operations or activities from April 1989 through June 1989, and suspended all mining operations and reduced its activities to a care and maintenance level. Accordingly, the Company is deemed to have reentered the development stage effective July 1, 1989.

     The Company currently owns the Brush Creek, Carson, High Commission, Gardner's Point and Pioneer Mines. The Company also has leases with options to purchase the Ruby, Rising Sun, Kate Hardy and Omega Mines. In addition, in fiscal 1997, the Company acquired options to purchase the New California Placer Mine and Wilbank's Placer and Loade Mine. All of these mines, except for the Gardner's Point and Pioneer Mines, are located in the Allegheny-Forest-Downieville mining districts on the western slope of the Sierra Nevada mountain range in northern California and comprise approximately 6,300 acres. Because of the proximity of the mines to each other, the Company believes it can efficiently mine and operate these properties since it will be able to take advantage of economies of scale by sharing personnel, mill facilities and equipment.

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

     See Part I, Item 2 for a discussion of the mining properties controlled by the Company, which information is herein incorporated by reference.

THE  COMPANY'S  CURRENT  FOCUS.

     During fiscal 1997, the Company decided that, under the right conditions, it would be in the best interest of shareholders to secure a joint venture partner to aid in developing the Company's properties. Accordingly, the Company engaged an investment banker to approach qualified mining companies. At the same time, the Company began rehabilitating and permitting the lower Brush Creek Mine in an effort to access 9,000 tons of remnant pillars and 50,000 tons of potential ore blocks. In June 1997, the Company received interim approval from the United States Forest Service to transport thirty tons of ore per day from the lower Brush Creek Mine to the Ruby mill site. The historical grade of the lower Brush Creek Mine is approximately one ounce gold per ton of ore milled. Keewatin Engineering stated in its 1991 report on the mines that Nealon and Associates sampled one of the ore blocks, taking twelve six-foot chip samples which assayed from .002 to 273 ounces per ton gold. By combining the assays with records of production from 1958 to 1962, Nealon estimated that the ore blocks would yield approximately .5 ounces per ton milled. As the Company continues to pursue joint ventures, it is hoped that production of ore from the lower Brush Creek will contribute meaningfully to cash flow.

     The Company intends also to explore in the lower Brush Creek for a parallel ore shoot which may exist to the south of the known ore shoot on a flatter trajectory and for the potential continuation of the known ore-shoot offset to the north of the post mineral dyke. However, the real potential in the lower Brush Creek is the down-dip extension of the Golden Gate ore shoot. The vein was mined to a distance of six hundred feet below current workings. There, it began to pinch and steepen. When funds are available, or with a partner, the Company intends to follow its established plan to drill at intervals up to 1,000 feet beneath the old workings in an effort to block a resource of 129,000 ounces of gold.

     In an effort to strengthen the Company's mining staff to better enable the Company to successfully extract ore on its own or with the assistance of a strategic investor, the Company has hired a new mine superintendent, mine geologist, mining engineer and mill superintendent. Although no assurance can be given, management is confident that, to the extent funds are available, the newly added personnel will successfully pursue the Company's plan to steadily increase production and block new reserves.

DIAMOND  EXPLORATION.

     Diamonds have been reported from gold workings since 1849 in the paleoplacer gold deposits of Butte, Plumas, Sierra, Nevada, El Dorado and Amador counties, California. The principal district of reported diamonds was in the Cherokee District of Butte County due west of Gardners Point.

     Diamonds have also been recovered from Brush Creek's Gardners Point property. In 1872 a diamond recovered from the Gardners Point property was cut into a one carat stone. Another diamond was also recovered at the time from the Gardners Point Property but was "lost by the foreman, who did not know its value". These two diamonds were recovered from a 109 square foot area of a 30 foot thick section of the paleoplacer gold deposit. A third diamond was recovered from hydraulic tailings in Slate Creek which probably came from the Gardners Point hydraulic workings.

     During fiscal 1997 the Company tested Gardners Point for diamond indicator minerals. Encouraging results prompted further evaluation upstream toward the Poker Flat area. There the Company located diamond indicator minerals in a hard-rock breccia source. The Company is currently looking for a joint venture partner to take the project forward.

CERTAIN  SUBSEQUENT  EVENTS.

     Subsequent to the fiscal year ended June 30, 1997, the Company has sold a total of 10,203,333 restricted shares of the Company's Common Stock and has received a net amount of $1,021,000. All shares have been sold under Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

     Also, subsequent to the fiscal year ended June 30, 1997, the Company has issued 375,668 shares of its Common Stock for certain consulting services. Such shares have been registered with the Securities and Exchange Commission on Form S-8.

EMPLOYEES.

     The Company has 25 full-time employees, and operates in only one industry segment.


Item  2.          DESCRIPTION  OF  PROPERTY.

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

     The Company began limited production at the Wolf vein and Lawry area placer gravels at the Ruby Mine during the fiscal year ended June 30, 1996, however, limited production was suspended in October 1996 as the Company focused its efforts on rehabilitating the lower Brush Creek mine. In early 1997, the Company began preparing the lower Brush Creek Mine for limited production. In June 1997, the Company received interim approval from the United States Forest Service to transport thirty tons of ore per day from the lower Brush Creek Mine to the Ruby mill site. The Company has not commenced economic production and is therefore still considered to be in the development stage. Further work at these mines is subject to the Company receiving additional financing. There can be no assurance that the Company will obtain any required financing or any part thereof. In the event the Company is unable to raise the required financing, the Company will be forced to scale back its operations. See "Risk Factors--Need For Additional Financing; Lack of Liquidity; No Material Revenues".

BRUSH  CREEK  MINE.

     The Brush Creek Mine is an underground lode gold mine located in Sierra County, California, approximately eight miles west of the town of Downieville, California. It consists of eight patented mining claims comprising approximately 245 acres and 45 unpatented mining claims comprising approximately 960 acres. The Company's investment in this property is $2,144,555 at June 30, 1997, consisting of $408,496 of land and land options, $1,460,669 of development costs, and $275,390 of mining equipment.

     All of the unpatented claims in the property package are in good standing with assessment work documents for 1997 filed with both the Bureau of Land Management (BLM) in Sacramento and Sierra County in Downieville. The patented claims of the Brush Creek Mine are not fully permitted for underground exploration, development and production. A waste discharge permit is required and a plan of operation must be filed with the U.S. Department of Forestry and Sierra County before full scale mining may begin. The Company is in the process of obtaining such permit or filing a plan.

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

GARDNER'S  POINT  AND  PIONEER  MINES.

     The Gardner's Point and Pioneer Mines include two placer mines located on the same parcel of land comprising approximately 700 acres. These mines are approximately 10 air miles northwest of Downieville and three air miles east of La Porte in Sierra County, California in the Port Wine Gold Mining Region. The Gardner's Point and Pioneer Mines are approximately 12.5 air miles from the Company's other mines. These mines consist of three patented claims, the Pioneer, the Comet, and the Challenge, and two unpatented claims. The
Company's investment in this property is $1,084,325 at June 30, 1997, consisting of $185,477 of land and land options, $770,327 of development costs, and $128,521 of mining equipment.

     All of the unpatented claims in the property package are in good standing with assessment work documents for 1997 filed with both the BLM in Sacramento and Sierra County in Downieville. A new operating permit and a waste discharge permit are required before full scale mining may begin at the Pioneer Mine. The Company has no current plans to obtain such a permit.

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

     Pursuant to SMARA guidelines, the Company has submitted through its consultant, Vector Engineering, Inc., a revised reclamation cost estimate on Gardner's Point and is entering into a phased program for approval with the lead agency and the Department of Conservation. Also during the same procedure, the Company will address the use permit for the mine as well as an interim management plan for up to a five year period. Additional reclamation bonding will be required subsequent to final approval estimated to be completed in May 1998.

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

RUBY  MINE.

     In December of 1989, the Company issued 100,000 shares of its Common Stock which it used to purchase an option to lease the Ruby Mine and to purchase equipment located on the site. In March of 1990, the Company paid $50,000 to extend the option period to April 30, 1990. In April of 1990, the Company issued an additional 125,000 shares of its common stock in order to extend the option period to June 30, 1990. The Company exercised the option on June 30, 1990 by paying the owner $150,000 cash, which represents lease consideration of $50,000 and a $100,000 down payment on the purchase of the equipment. To complete the equipment purchase, the Company agreed to pay an additional $100,000 in cash in three equal semi-annual installments, which have been paid. The Company's investment in this property is $4,554,575 at June 30, 1997, consisting of $327,336 of land and land options, $2,251,714 of development costs, and $1,975,525 of mining equipment.

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

     During 1997, the Company negotiated modification agreements for the Ruby Mine and the Rising Sun Mine (see below) to pay, in cash, one month lease payment in arrears, increase the amount of equipment held as collateral pursuant to the Ruby Mine and the Rising Sun Mine lease agreements by filing UCC-1 financing statements listing the additional equipment, all right, title and interest of certain "ore specimens" for which Ruby Development Co., Inc. will credit the value against past due minimum royalty payments and grant Ruby Development Co., Inc. an option to purchase up to 50,000 shares of the Company's common stock at a price of $.25 per share until July 1, 1999.

     The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, California in Sierra County. The Ruby Mine consists of two patented claims comprising approximately 435 acres and 37 unpatented claims comprising approximately 1,150 acres. The mine encompasses four distinct underground river channels and three known lode gold veins.

     All of the unpatented claims in the property package are in good standing with assessment work documents for 1997 filed with both the BLM in Sacramento and Sierra County in Downieville. The patented claims of the Ruby Mine are fully permitted for underground exploration, small scale development and small scale production. However, a waste discharge permit is required and a plan of operation must be filed with the U.S. Department of Forestry before operations can be expanded beyond the current 225 tons-per-day.

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

     From December 1992 when the Company ceased production at the Ruby Mine until July 2, 1993, when the Company recommenced production, the Company rehabilitated and re-timbered approximately one and one-quarter miles of horizontal haulage tunnel supports and a 210 foot vertical shaft for mine safety, built underground roads for use by diesel loaders, constructed a new sixty-foot steel head frame and installed a hoist over the Lawry Shaft at the Ruby Mine, installed a complete underground ventilation system and electrical system at the Lawry Shaft, constructed a new waste water treatment system for use at the mill site, modified and enlarged the structures and ore bins at the mill site, and removed two main mill and warehouse structures at the Carson Mine.

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

RISING  SUN  MINE.

     In December of 1989, the Company issued 10,000 shares of its common stock for an option to lease the Rising Sun Mine. On June 30, 1990, the Company exercised the option upon payment of $20,000 cash and entered into a five year lease with an option to purchase. Pursuant to the terms of the lease, which was most recently modified on November 11, 1994, the Company must pay a net smelter royalty of 8% on all minerals produced with a minimum royalty of $4,590 per month, through June 30, 2000, subject to an adjustment based on the Consumer price index. The property may be purchased for $1,000,000 payable on or before June 30, 2000, subject to adjustment based on the Consumer Price Index. All payments made to acquire the lease/option and all payments made under the lease will be credited against the option purchase price. See the discussion of the Ruby Mine above for information on the modification agreement entered into in 1997. The Company's investment in this property is $139,091 at June 30, 1997, consisting of $9,111 of land and land options and $129,980 of development costs.

     The Rising Sun Mine is an underground lode gold mine located approximately three miles southeast of Allegheny, California. It consists of four patented claims comprising approximately 52 acres, three unpatented claims comprising approximately 60 acres, and one placer claim comprising 10 acres.

     All of the unpatented claims in the property package are in good standing with assessment work documents for 1997 filed with both the BLM in Sacramento and Sierra County in Downieville. There are currently no existing permits to mine either the patented or unpatented claims.

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

CARSON  MINE.

     The Carson Mine is located in Sierra County, California, on the western slope of the Sierra Nevada Mountain Range. Access to the Carson Mine is by a two mile dirt road, which connects the Henness Pass Road, an all weather paved road. The nearest large population center is Grass Valley, about 40 miles south of the site. Downieville is located two miles north of the Carson Mine. Allegheny, California is approximately four miles south of the Carson Mine. The Carson Mine, also known as the City of Six Mine, is an underground mine and consists of 21 unpatented lode claims and two unpatented placer claims comprising approximately 550 acres. The Company's investment in this property is $3,294,424 at June 30, 1997, consisting of $2,199,858 of land and land options, $1,051,731 of development costs, and $42,835 of mining equipment.

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

     All of the unpatented claims in the property package are in good standing with assessment work documents for 1997 filed with both the BLM in Sacramento and Sierra County in Downieville. However, a waste discharge permit is required and a plan of operation must be filed with the U.S. Department of Forestry before full scale mining may begin.

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

HIGH  COMMISSION  MINE.

     In September of 1990, the Company entered into an agreement to purchase the High Commission Mine for 50,000 shares of the Company's common stock and $30,000 in cash. The Company's investment in this property is $107,993 at June 30, 1997, consisting of $101,875 of land and land options, and $6,118 of development costs.

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

KATE  HARDY  MINE.

     The Kate Hardy Mine was discovered in 1860 and is an underground lode gold mine located in Sierra County, California, and is approximately three miles south of the Brush Creek Mine. The Kate Hardy Mine consists of two patented claims comprising approximately 42 acres and 15 unpatented claims comprising approximately 320 acres. The Company's investment in this property is $156,456 at June 30, 1997, consisting of $58,667 of land and land options, and $97,789 of development costs.

     All of the unpatented claims in the property package are in good standing with assessment work documents for 1997 filed with both the BLM in Sacramento and Sierra County in Downieville. The Kate Hardy Mine has no permits for mining operations.

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

     During 1997, the Company paid $10,000 to the Kate-Hardy Mine lessor to extend the lease agreement for an additional three month period. The extension expired on June 27, 1997. No other extensions and/or agreements had been negotiated to date.

OMEGA  MINE.

     The Omega Mine is an underground drift placer mine in Sierra County, California, and is contiguous with the Kate Hardy Mine and is covered by the Kate Hardy lease referred to above. The Omega mine consists of seven unpatented claims comprising approximately 440 acres.

     All claims in the property package are in good standing with assessment work documents for 1997 filed with both the BLM in Sacramento and Sierra County in Downieville. However, a waste discharge permit is required and a plan of operation must be filed with the U.S. Department of Forestry before full scale mining operation may begin. The Company has no current plans to obtain such a permit or file such a plan.

     The Omega Mine was active during the 1920's and 1930's when a labyrinth 9 of tunnels exceeding 2,000 feet was driven in the underlying serpentine mainly in pursuit of high grade pay streaks. Raises were driven to access stopping areas in the gravel. In 1957, Richmond Flatland, Sr. acquired the Omega mine. There was no activity on the claims until 1980, at which time the underground workings were completely remapped. Most of the gravel was found to be of igneous origin containing a small percentage of white quartz cobbles. Cobbles vary from a few inches to twelve inches in diameter and are tightly cemented by sand and silt.

     Before any production may begin at the Omega Mine, the underground workings will have to be retimbered. There is no equipment at the mine site at the present time.

     The Omega Mine is accessible by Mountain House Road, a graveled road. Power is supplied by Pacific Gas and Electric Company, a public utility.

NEW  CALIFORNIA  PLACER  MINE  -  SIERRA  COUNTY,  CALIFORNIA.

     In February 1997, the Company entered into an exploration license and option to purchase the New California Mine for 20,000 shares of the Company's restricted stock and $10,000 payable annually for up to a three year period. The purchase price is $250,000 should the Company decide to exercise that option under the agreement.

     The New California Mine is an unpatented placer mine containing approximately 800 acres of land and is located between Poker Flat and Gardners Point. The unpatented claims are in good standing.

WILBANK'S  PLACER  AND  LOADE  MINE  -  POKER  FLAT  MINING  DISTRICT.

     In March 1997, the Company entered into an exploration license and option to purchase the Wilbanks claims for a $10,000 cash payment and $1,000 per month during the option period. The purchase price is $200,000 should the Company exercise that option. The Company has, under the terms of the agreement, an additional five year term to purchase the property for $300,000 payable at $2,000 per month.

     The property contains approximately 46 acres of land and is strategically located in the diamond exploration center of the Poker Flat Mining District. There are three unpatented placer claims and one unpatented lode claim, and all are in good standing with the Bureau of Land Management. The Company is exploring for diamonds, and not for gold, in the Placer Flat Mining District.

THE  POKER  FLAT  DISTRICT:  (DIAMOND  POTENTIAL).

     In 1872, two diamonds were recovered from Brush Creek's Garner's Point property and one diamond was cut into a one carat stone. These two diamonds were recovered from a 109 square foot area of a 30 foot thick section of the paleoplacer gold deposit. A diamond was recovered from hydraulic tailings in Slate Creek, adjacent to the west side of Gardner's Point.

     Based upon historical data and other relevant information, the Company hired a consulting geologist who sampled the drainage areas around Gardners Point and proceeded to take stream sediment samples and rock chip samples for diamond indicator minerals. Initial results of the samplings were positive. The Company staked 199 unpatented lode mining claims in the old mining district of Poker Flat. Over a three month period the Company performed additional sampling and testing for diamond indicator minerals, and recent results have continued to be encouraging.

     The Company phase exploration program is complete. The Company is attempting to negotiate a joint venture with certain diamond mining companies to continue the exploration and development of the property.

Unpatented  Property  Interests.

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

Item  3.          LEGAL  PROCEEDINGS.

     During fiscal 1996, the Company entered into two significant settlement agreements involving claims made by Zuri Invest A.G., et al. and the Royal Bank of Scotland, et al. which in effect resolved all material litigation against the Company. The terms of the settlement with the Royal Bank were amended in fiscal 1997.

THE  ZURI  INVEST  ACTION.

     During the fiscal year ended June 30, 1997, the Company completed its obligations to the Zuri Plaintiffs (as defined below) under a settlement agreement entered into on December 14, 1995 (the "Zuri Agreement") with Zuri Invest A.G., Andre Michaels and Peter Woodfield (the "Zuri Plaintiffs"), in connection with an action which had been commenced in December 1991 (the "Zuri Invest action"), to partially satisfy the joint and several judgment entered in the Zuri Invest action against the Company and Simone Anderson and James Anderson (collectively, the "Andersons") on October 31, 1995 (the "Judgment"). The Zuri Plaintiffs agreed, subject to the receipt of the consideration described below, not to seek any further recovery directly from the Company on the Judgment, and to release the Company from any further liability thereunder. The Zuri Plaintiffs also agreed not to pursue recovery against the Andersons on the Judgment if it is judicially determined that the Andersons have indemnification rights against the Company with respect to the Judgment. The Company issued and delivered to each of Woodfield and Michaels 250,000 shares of the Company's Common Stock. The Company issued 600,000 shares of the Company's Common Stock to Zuri Invest and delivered 200,000 of such shares to Zuri Invest on or about April 10, 1996, 200,000 shares on or about June 11, 1996, and the remaining 200,000 shares on or about September 9, 1996. As security for the Company's obligations to issue and deliver the above described shares of Common Stock, the Company issued a promissory note in the amount of $1.2 million payable to the Zuri Plaintiffs. The note was secured by a deed of trust on all real property and patented and unpatented mining claims owned by the Company. Pursuant to the Zuri Agreement, the principal amount of the note shall be reduced as the shares issued to the Zuri Plaintiffs are sold, dollar for dollar by the gross proceeds generated from such sales until such time as sales collectively total in gross $1.2 million at which time the note shall be deemed paid. Notwithstanding the foregoing, the note shall also be deemed paid after the passage of 180 days after the last distribution of shares which, as stated above, was distributed in September 1996. As a result thereof, such note has been deemed paid by the Company.

     Pursuant to the Zuri Agreement, the Company also assigned to the Zuri Plaintiffs an interest (33% of the Company's 60% interest) in claims asserted against the Andersons and their controlled corporations in the action entitled Brush Creek Mining and Development v. F. James Anderson, et al., currently pending in the United States District Court, Northern District of California.

THE  ROYAL  BANK  ACTION.

     On December 13, 1995, the Company entered into an agreement (the "Royal Bank Agreement") to settle an action commenced by the Royal Bank of Scotland, et al. by delivering to the plaintiffs in such suit (the "Royal Bank Plaintiffs") 216,667 shares of the Company's Common Stock and cash in the amount of $241,000. The Company also assigned to the Royal Bank Plaintiffs a portion of its interest in any total recovery from claims against the law firm formerly known as Bartel, Eng, Miller & Torngren, the Company's formal legal counsel ("Bartel, Eng"). On December 13, 1996, the

Company was further required to deliver to each of the Royal Bank Plaintiffs, at his or her option, additional shares of the Company's common stock or additional cash. The number of shares of Common Stock or the amount of cash each Royal Bank Plaintiff would be entitled to receive is based on the amount of his or her pro rata interest in amounts paid by the Company pursuant to the Royal Bank Agreement. If all Royal Bank Plaintiffs would elect to receive Common Stock, the Company would be required to issue and deliver a maximum of 300,000 shares in the aggregate and if all Royal Bank Plaintiffs elect to receive cash, the Company would be required to deliver cash in the maximum aggregate amount of $600,000.

     Prior to December 13, 1996, the Royal Bank Plaintiffs elected to receive $600,000 in cash pursuant to the term of the Royal Bank Agreement. On or about December 17, 1996, the Company received notice from the Royal Bank Plaintiffs that the Company was in default of its obligation to pay them $600,000 on December 13, 1996. Under the Royal Bank Agreement, such default caused the Company to incur an immediate $3.25 million debt to the Royal Bank Plaintiffs. Subsequently, in January 1997, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") with the Royal Bank Plaintiffs which provided that notwithstanding the $3.25 million obligation, the Royal Bank Plaintiffs will forbear from exercising their rights and remedies against the Company provided the Company makes a payment of $629,100 on or before March 20, 1997 and a payment of $175,000 on or before July 1, 1997. The Company has the option to postpone the second payment ($175,000) by delivering written notice to the Royal Bank Plaintiffs no later than June 25, 1997 whereupon the second payment shall be paid no later than December 15, 1997 and the amount shall be increased to $250,000. The Company also agreed to reimburse the Royal Bank Plaintiffs for their attorney fees and costs. Thereafter, the Royal Bank Plaintiffs agreed to extend the time period for paying the $629,100 to them until May 15, 1997. In addition, the second payment was increased to $225,000 to be payable July 1, 1997 provided it may be postponed until December 15, 1997 in which event the amount shall be increased to $300,000. The amount which was due May 15, 1997 was not paid by such date. However, as of June 2, 1997, the Company entered into an Amendment No. 2 to the Forbearance Agreement ("Amendment No. 2") which, among other things, provided that the Royal Bank Plaintiffs shall continue to forbear from exercising its rights and remedies under the Royal Bank Agreement and related Forbearance Agreement, provided the Company performs the following: (a) pay $896,000 in eight installments of $112,000 each on May 31, July 31, September 30 and November 30, 1997 and January 31, March 31, May 31 and July 31, 1998 (the "Periodic Payments"), (b) pay $250,000 on or before September 30, 1998, (c) makes payments of $25,000 within five business days after any closing(s) since March 20, 1997, of any single or series of sale-leaseback transaction(s) which the Company shall have received in the aggregate of at least $65,000 in proceeds, and (d) makes a final payment on or before September 30, 1998 of the Judgment Amount (as defined in the Forbearance Agreement) less the aggregate amount of the Periodic Payments previously paid, provided, however, that if the Company has timely performed its obligations under its settlement documents with the Plaintiffs and either (i) Plaintiffs have received all of the Periodic Payments, or (ii) the Company makes one final payment in an amount set forth in Amendment No. 2 which amount ranges from $950,000 if such final payment is paid on or before May 31, 1997 to $350,000 if such final payment is paid after May 31, 1998 and on or before July 31, 1998 (and assuming all Periodic Payments coming due prior to the final payment has been made), and in such event the Plaintiffs shall waive the enforceability of the Judgment Amount against the Company and no further payments shall be required of the Company. In addition, the Company has agreed that upon the execution of a Joint Venture Agreement, the Company shall pay the final payment within 90 days after the earlier of the date such joint venture is signed or effective date of a Joint Venture Agreement. The Company has paid all Periodic Payments due to date.

     The Company has also agreed to issue 433,334 shares (the "Forbearance Agreement Shares") of its Common Stock to the Royal Bank Plaintiffs. The Company has agreed to register such shares for resale pursuant to a Registration Statement to be filed with the Securities and Exchange Commission. Also, the Company has agreed to issue to the Plaintiffs, from time to time until the payments referred to above have been completed, .025 shares of its Common Stock for each share issued in excess of 24,000,000 of the Company's outstanding shares. Amendment No. 2 also provides that the Company reimburse Plaintiffs for attorneys' fees and costs incurred in connection with the preparation and negotiation of Amendment No. 2.

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

     In fiscal 1996, the Company registered the 1,616,667 shares of Common Stock to be issued and delivered pursuant to the Zuri Agreement and the Royal Bank Agreement, which included the 300,000 additional shares that may have been issued pursuant to the Royal Bank Agreement as described above. This number does not include the Forbearance Agreement Shares (as described above).

OTHER  MATTERS.

     In fiscal 1996 and 1997, the Company was requested pursuant to a non-public informal inquiry by the staff of the Securities and Exchange Commission, to provide information to the staff of the Commission regarding the Company's financing activities in reliance upon Regulation S under the Securities Act. The Commission advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person.

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

     As to the progress of the case to date, an initial round of discovery has been completed. On November 15, 1996, the court granted defendants Yorkton Securities and Robert Sibthorpe's Motion for Summary Judgment. Subsequent to entry of summary judgment in their favor, Yorkton Securities filed a cost bill for the sum of $15,752.85 and Mr. Sibthorpe filed a cost bill for $3,842.83. These costs are not payable until the conclusion of the litigation against all other parties. The insurer for Bartel, Eng, Miller & Torngren is in liquidation proceedings under the control of the California Department of Insurance. The Company intends to file a claim in that liquidation proceeding when claim forms are issued. The court has set a trial date for the remaining parties of November 24, 1997.

     On February 8, 1996, the Company filed a complaint against F. James Anderson and Simone Anderson in Superior Court of the State of California, in and for the County of Sacramento, Case No. 96AS 00513 (the "Sacramento Action"). The complaint seeks (a) judicial determination and declarations that the Company (1) has no further obligations to advance defense fees and costs incurred by the Andersons in connection with the Zuri litigation, including on the Andersons' appeal of that judgment (which fees and costs the Company agreed to pay pursuant to a settlement in a previously resolved matter); (2) is entitled to recoup defense fees and costs allocable to the Andersons' defense of claims in the Zuri Invest litigation for which they were found liable; (3) is not required to indemnify the Andersons for their liability in the Zuri Invest litigation; (4) has no duty or obligation to the Andersons to account for, replenish, and/or return monies to or pay interest on the $200,000 provided by the Andersons as partial indemnification to the Company in connection with the Royal Bank litigation; and (5) is entitled to have all amounts returned to the Company from the $200,000 which were disbursed for the purposes other than to indemnify the Company such that the Company receives the full net benefit of the $200,000, and (b) equitable indemnification to collect from the Andersons their proportionate share of the judgment in the Zuri Invest litigation.

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

     The Company answered the Andersons' cross complaint on May 6, 1996 generally denying the allegations and asserting various defenses. Although the Company has not done so to date, the Company may attempt to amend its original complaint to assert an additional claim to hold the Andersons liable for the entire amount of the Royal Bank of Scotland settlement.

     The Company is a party to other various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the business or financial position of the Company.


Item  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II

Item  5.          MARKET  FOR  COMMON  EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq SmallCap Market under the symbol BCMD.

     The following table sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated during the fiscal years ended June 30, 1996 and 1997.


Period          Bid Prices
--------------  -----------

Fiscal 1996     High         Low
--------------  -----------  -----
First Quarter   $      4.31  $2.37
Second Quarter  $      2.88  $0.25
Third Quarter   $      1.00  $0.75
Fourth Quarter  $      1.94  $0.81


Period          Bid Prices
--------------  -----------

Fiscal 1997     High         Low
--------------  -----------  -----
First Quarter   $      1.06  $0.63
Second Quarter  $      0.63  $0.13
Third Quarter   $      0.31  $0.06
Fourth Quarter  $      0.44  $0.19


     The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     As of September 30, 1997 there were approximately 1,500 record holders of the Company's Common Stock. The number of shares outstanding of the Company's Common Stock as of September 30, 1997, was 41,949,483. The foregoing does not include 433,334 shares and any additional shares of Common Stock to be issued to the Royal Bank Plaintiffs under the Forbearance Agreement, as amended (see
Part  I,  Item  3  for  a  discussion  thereof).

     During the last two fiscal years of the Company, no cash dividends have been declared or paid on the Company's Common Stock.

     Other than unregistered sales of equity securities made in reliance on Regulation S, during the fiscal year ended June 30, 1997, the Company sold the following equity securities that were not registered under the Securities Act of 1933: 3,600,005 restricted shares of Common Stock at $.0625 per share wherein the Company received net proceeds of $225,000 in January and February 1997; 6,600,000 restricted shares of Common Stock at $.07 per share wherein the Company received net proceeds of $460,600 in February through May 1997; 1,754,545 restricted shares of Common Stock at $.11 per share wherein the Company received net proceeds of $193,000 in May and June 1997; and 1,400,000 restricted shares of Common Stock at $.125 per share wherein the Company received net proceeds of $175,000. All shares were sold under Regulation D and
Section 4(2). Investors who acquired such shares were required to be accredited investors. The Company has agreed to register the shares pursuant to a registration statement to be filed with the Securities and Exchange Commission. In addition, in March 1997, the Company cancelled all previously issued options to directors and issued in place thereof 960,000 options exercisable at $.225 per share. Also, in fiscal 1997, the Company issued 20,000 restricted shares of Common Stock, under Section 4(2) of the Securities Act of 1933, in connection with the acquisition of the New California Placer Mine.

Item  6.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION

FISCAL  YEAR ENDED JUNE 30, 1997 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1996

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 1997, the Company had working capital deficit of $2,332,905, which represents an increase in working capital deficit of $100,231 as compared to a working capital deficit of $2,232,674 at June 30, 1996. The decrease in working capital was primarily due to a decrease in available cash, an increase in accounts payable and accrued liabilities partially offset by a decrease in current portion of long-term debt.

     The mining industry is capital intensive. During the fiscal year ended June 30, 1997, the Company raised $2,111,101 from the sale of shares of Common Stock. At June 30, 1997, the Company had a working capital deficit of $2,332,905 and had no material revenues from mining operations. Additional financing will be required in order for the Company to cover its mining and development costs and to engage in full scale mining operation. At this time, the Company has no definitive plans regarding additional financing, but believes that it will likely be obtained through equity financing such as stock offerings or joint ventures. No assurances can be given that the Company will be able to raise cash from additional financing efforts and, even if such cash is raised, that it will be sufficient to satisfy the Company's capital requirements. If the Company is unable to obtain sufficient funds from future financings and/or operations, the Company may not be able to achieve its business objectives and may have to scale back its development plans. In addition, the Company may be required to seek protection under the bankruptcy laws.

     During fiscal 1997, the Company sold equipment in order to meet some of its obligations. In addition, the Company could lose some of its properties for failure to make lease payments. On March 23, 1997, the Company's lease on the Kate Hardy mine expired. However, the Company paid $10,000 to the Kate Hardy lessor to extend the lease agreement on the Kate Hardy mine for an additional three months. The Company is required to pay an additional $10,000 to extend the lease for another three month period. The Company also negotiated a modification agreement with Ruby Development Co., Inc. to pay, in cash, one lease payment in arrears for the Ruby mine, to pay in cash, one month lease payment in arrears for the Rising Sun, increase the amount of equipment held as collateral pursuant to the Ruby mine lease agreement by filing a UCC-1 financing statement listing the additional equipment, all right, title and interest of certain "ore specimens" for which Ruby Development Co., Inc. will credit the value against past due minimum royalty payments, and grant Ruby Development Co., Inc., an option to purchase up to 50,000 shares of the Company's common stock at price of $.25 per share until July 1, 1999.

     The Company estimates its mining development and operating costs to be approximately $4 million for the fiscal year ending June 30, 1998. The majority of the funds will be used for operations in the lower Brush Creek mine and Ruby mill. Additional financing will be required to perform the intended work. There can be no assurance that the Company will be able to obtain such financing or that financing will be obtained on terms favorable to the Company.

RESULTS  OF  OPERATIONS

     The Company had total revenues of $22,266 (from interest only) during fiscal 1997 compared to total revenues of $42,160 (from interest only) during fiscal 1996. The Company had no revenues from operations during fiscal 1997 and 1996. The Company had a $4,288,420 net loss for the fiscal year ended June 30, 1997, compared to a net loss of $9,270,102 for the fiscal year ended June 30, 1996. This change in net loss is primarily due to a reduction in general and administrative expenses, general mining and exploration and a reduction in expenses due to litigation settlement.

FISCAL  YEAR ENDED JUNE 30, 1996 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1995

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 1996, the Company had working capital deficit of $2,328,674, a decrease in working capital of $2,475,597 as compared to working capital of $146,923 at June 30, 1995. The decrease in working capital was due to the expenses associated with opening several new areas of the Ruby Mine for hard-rock mining, litigation fees and expenses, and a litigation settlement of $2,389,668.

     The Company estimated its mining development and operating costs to be approximately $4 million for the fiscal year ended June 30, 1996. Actual development and operating costs were $9,270,102. The Company raised $6,875,416 from the sale of securities pursuant to Regulation S under the Securities Act. The majority of the funds were used for the operations in the Ruby Mine, and at the Lawry, Irene and Wolf sites. The Company expected revenues from current operations to increase. Revenues from operations were not sufficient. The Company was able to fund continued operations from sales of Common Stock, so it met its long-term liquidity requirements and kept its mining properties in operation.

     During the fiscal year ended June 30, 1996, the Board of Directors approved options to purchase 747,000 shares of the Company's Common Stock, ratified the settlement for the Zuri-Invest and the Royal Bank of Scotland matters, and raised $6,875,416 from the sale of 6,783,503 shares pursuant to Regulations S. Such shares were sold at a discount of between 35% and 50% of the closing bid price of the Common Stock on the day before the sale.

RESULTS  OF  OPERATIONS

     The Company had a $9,270,102 net loss for the fiscal year ended June 30, 1996, compared to a net loss of $4,671,396 for the fiscal year ended June 30, 1995. This loss was due to an increase in mining expenses, legal fees and expenses and a litigation settlement of $2,389,668.

Item  7.          FINANCIAL  STATEMENTS.

     See  the  Consolidated  Financial  Statements  annexed  to  this  report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the annual meeting of shareholders to be held in fiscal 1998.

Item  10.          EXECUTIVE  COMPENSATION.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the annual meeting of shareholders to be held in fiscal 1998.

Item  11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the annual meeting of shareholders to be held in fiscal 1998.

Item  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the annual meeting of shareholders to be held in fiscal 1998.

Item  13.          EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)          EXHIBITS.

3.1       Articles of Incorporation of the Company with Amendments thereto.(1)

3.2       Amended  and  Restated  Bylaws  of  the  Company.(1)

4.1       Specimen  Certificate  for  the  Company's  common  stock.(1)

4.2       Form  of  Warrant  Agreements.(1)

10.1 Voting Agreement between the Company, Simone M. Anderson and EuroCanadian Securities Limited.(1)

10.2          Agency  Agreement  between  the  Company  and  Euro  Canadian
Securities  Limited.(1)

10.3 Stock Purchase Agreement between the Company, Simone M. Anderson and Euro Canadian Securities Limited.(1)

10.4 Merger Agreement and Plan of Reorganization between the Company, Sierra Gold Properties, Inc. and California Properties, Ltd.,and Addendum thereto.(1)

10.5 Lease Purchase Agreement for the Ruby Mine, and Modifications thereto.(1)

10.6 Modification of Lease Purchase Agreement for the Ruby Mine dated November 1, 1994.(7)

10.7 Agreement to Lease with Option for the Rising Sun Mine, and Modifications thereto.(1)

10.8          Agreements  to  Purchase  Carson  Mine.(1)

10.9          Agreement  to  Purchase  High  Commission  Mine.(1)

10.11 Promissory Note between the Company and Consolidated Sierra Gold Mines, Inc.(1)

10.12 Promissory Note between the Company and Independent Sierra Gold Mines, Inc.(1)

10.13 Consulting Agreement between the Company and Consolidated Sierra gold Mines, Inc.(2)

10.14 Revolving Credit Facility between the Company and Consolidated Sierra Gold Mines, Inc.(1)

10.15          Stock  Option  Agreements  for  G.  Michael  Pickering.(1)

10.17 Credit Facility Agreement between the Company and Epsom Investment Services N.V.(1)

10.18 Settlement Agreement between the Company, Simone Anderson, Euro Canadian Securities Limited, and Georges Benarroch.(1)

10.19          Agency Agreement between Epsom Investment Services N.V. and the
Company.(1)

10.20          Letter  Agreement  with  Grande  Portage.(1)

10.21 Letter Agreement with the All-Union Research Institute of Geology of Foreign Countries (VZG).(1)

10.22      Contract for Services between the Company and F. James Anderson.(7)

10.23          Stock  Option  Agreement  with  Simone  Anderson.(7)

10.24          Stock  Option  Agreement  with  G.  Michael  Pickering.(7)

10.25          Stock  Option  Agreement  with  Edward  Lawson.(7)

10.26          Stock  Option  Agreement  with  Susan  Miller.(7)

10.27          Stock  Option  Agreement  with  Michael  Skopos.(7)

10.28          Stock  Option  Agreement  with  Dave  Trueman.(7)

10.29          Stock  Option  Agreement  with  Peter  LeCoutier.(7)

10.30          Lease  on  the  Kate  Hardy  -  Omega  Mines.(3)

10.31          Letter  of  Agreement  with  Morrison  Knudsen.(4)

10.32          Joint  Venture  Agreement  with  MK  Gold  Company.(5)

10.33 Modification of Lease Purchase Agreement for Rising Sun Mine dated November 1, 1994.(7)

10.34         Letter agreements regarding option to lease Dreadnaught Mine.(7)

10.35 Settlement Agreement between the Company, Zuri Invest, A.G., Andre Michaels and Peter Woodfield.(7)

10.36 Settlement Agreement between the Company, Werner Aeberhard, Chris Lambrianos, Mikis Theodosiou, Andreas Samuel, as Executor of the Estate of Dinos N. Samuel, Tania Bruntsfield, Jacques Philippou and the Royal Bank of Scotland, A.G.(7)

11.1          Computation  of  per  share  earnings.

16.1          Letter  regarding  change  in  certifying  accountant.(6)

21.1          List  of  Subsidiaries  of  the  Company.

23.1          Consent  of  Brown  Armstrong  Randall  &  Reyes,  CPA's.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-39867, and pre-effective amendments thereto which was previously filed with the Commission on April 8, 1991.

(2) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-38646, which was previously field with the Commission on January 23, 1991.

(3) Previously filed in connection with the Registration Statement on Form S-3, File No. 33-45174, and combined Registration Statement on Form S-3, File No. 33-63374.

(4)          Previously  filed  on  Form  8-K  on  September  10,  1992.

(5)          Previously  filed  on  Form  8-K  on  June  15,  1994.

(6)          Previously  filed  on  Form  8-K  on  July  12,  1994.

(7)          Previously  filed  on  Form  10-KSB  on  September  28,  1995.

(8) Previously filed in connection with the Registration Statement on Form S-3, File No. 333-286.

(b)          REPORTS  ON  FORM  8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    BRUSH  CREEK  MINING  AND
                    DEVELOPMENT  CO.,  INC.
                    (Registrant)


                            By: /s/ James S. Chapin
                                    James  S.  Chapin,
                                    Chief  Executive  Officer

                            Dated: 10/13/97


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                    Title                                 Date
---------                    -----                                 ----

/s/ James S. Chapin          Chief  Executive  Officer             10/13/97
James  S.  Chapin            Chief  Financial  Officer,
                             Chairman  of  the  Board
                             and  Director
                             (Principal  Executive  Officer
                             and  Principal  Financial  and
                             Accounting  Officer)


/s/ Howard I. Kalodner       Director                              10/13/97
Howard  I.  Kalodner


/s/ Albert Miller            Director                              10/13/97
Albert  Miller


/s/ Kenneth Friedman         Director                              10/13/97
Kenneth  Friedman



\dmk\brus5050

                         INDEPENDENT AUDITOR'S REPORT




To  the  Board  of  Directors
Brush  Creek  Mining  and  Development  Company,  Inc.
Grass  Valley,  California


We have audited the accompanying consolidated balance sheet of Brush Creek Mining and Development Company, Inc. and Subsidiary (a development stage enterprise) as of June 30, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1997, and for the period from the date of resumption of development stage activities (July 1, 1989) through June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brush Creek Mining and Development Company, Inc. and Subsidiary (a development stage enterprise) as of June 30, 1997, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1997, and the period from the date of resumption of development stage activities (July 1, 1989) through June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, there are conditions which raise substantial doubt about the Company's ability to continue as a going concern, including the Company's ability to raise additional capital to fund its operations and development programs and to establish ore reserves. Management's plans in regard to these matters are described in Note 1. Additionally, the Company is in default on the leases of certain of its mining properties. The lessors have not taken action to foreclose on the leases. The loss of these leases would have a material adverse effect on the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts and classification of liabilities that might result from the outcome of these uncertainties.

                    BROWN  ARMSTRONG  RANDALL  &  REYES
                    ACCOUNTANCY  CORPORATION










Bakersfield,  California

August  29,  1997

               BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                                AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997



                                    ASSETS




Current Assets
  Cash                                          $    111,059
  Inventory                                            2,750
                                                -------------

    Total Current Assets                             113,809

Office Furniture and Equipment, Net                   45,547

Mineral Properties and Mining Equipment, Net      10,190,581

Deposits                                             272,095
                                                -------------

    Total Assets                                $ 10,622,032
                                                =============


LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
  Accounts payable and accrued liabilities         1,771,014
  Current portion of long-term debt                  672,000
  Other                                                3,700
                                                -------------

    Total Current Liabilities                      2,446,714

Long-term debt, net of current portion               362,000
                                                -------------

    Total Liabilities                              2,808,714
                                                -------------

Shareholders' Equity
  Common stock, no par value; authorized
   100,000,000 shares; issued and
   Outstanding, 31,370,482 shares                 47,092,740
Accumulated Deficit                              (11,260,214)
Accumulated Deficit during the Development
  Stage                                          (28,019,208)
                                                -------------

    Total Shareholders' Equity                     7,813,318
                                                -------------

    Total Liabilities and Shareholders' Equity  $ 10,622,032
                                                =============

                 The accompanying notes are an integral part
                        of these financial statements

               BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                                AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED JUNE 30, 1997 AND 1996 AND FOR
        THE PERIOD FROM JULY 1, 1989 (DATE OF RESUMPTION OF DEVELOPMENT
              STAGE ENTERPRISE ACTIVITIES) THROUGH JUNE 30, 1997


                                         Development  Stage
                         --------------------------------------------------
                                                              Period  from
                                                             July  1,  1989
                                                                 Through
                                 1997              1996       June 30, 1997
                         --------------------  ------------  ---------------

Revenues
  Sale of Joint
    Venture              $                 -   $         -   $    4,232,000
  Other Income                             -             -          156,444
  Interest                            22,266        42,160          187,779
                         --------------------  ------------  ---------------

   Total Revenues                     22,266        42,160         4,576,223
                         --------------------  ------------  ---------------

Expenses
  General and
    Administrative
    Expenses                       1,159,156     2,471,067       15,058,921
  General Mining
    and Exploration                2,140,228     4,010,966       11,054,253
  Loss on Lease
    Abandonments                           -             -          392,317
  Depreciation and
    Amortization                     370,642       373,443        1,433,902
  (Gain) Loss on
    Sale of Mining
    Equipment                         84,264          (116)         171,174
  Interest Expense                   116,626        67,234          492,294
  Litigation
    Settlement                       439,770     2,389,668        4,137,032
                         --------------------  ------------  ---------------

   Total Expenses                  4,310,686     9,312,262       32,739,893
                         --------------------  ------------  ---------------

   Loss Before Extra-
      ordinary Item               (4,288,420)   (9,270,102)     (28,163,670)

Extraordinary Item, Net
  Gain from Debt
  Extinguishment, Net
  of Tax                                   -             -          144,462
                         --------------------  ------------  ---------------
Net Loss                 $        (4,288,420)  $(9,270,102)  $  (28,019,208)
                         ====================  ============  ===============
Loss per Common Share
  Before Extraordinary
  Item                   $              (.21)  $      (.96)
                         ====================  ============

Net Loss per Common
  Share                  $              (.21)  $      (.96)
                         ====================  ============

Weighted Average
  Common Shares
  Outstanding                     20,831,619     9,634,616
                         ====================  ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

               BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                                AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED JUNE 30, 1997 AND 1996 AND FOR THE PERIOD
     FROM JULY 1, 1989 (DATE OF RESUMPTION OF DEVELOPMENT STAGE ENTERPRISE
                       ACTIVITIES) THROUGH JUNE 30, 1997

                                                             Accumulated
                           Common Stock                        Deficit
                     -----------------------                  During the
                      Number of                Accumulated   Development
                       Shares      Amount        Deficit        Stage        Total
                     ----------  -----------  -------------  -----------  ------------

Balance,
 June 30, 1989       1,233,041   $12,318,877  $(11,260,214)  $         -   $ 1,058,663

Issuance of stock
 for options
 on mining
 properties             15,667       117,500             -             -       117,500
Sale of stock in
 private placement,
 net of offering
 costs                 150,000       434,000             -             -       434,000
Issuance of stock
 for services           23,500        72,500             -             -        72,500
Sale of stock in
 private placement,
 net of offering
 costs                 131,727       828,110             -             -       828,110
Issuance of units
 for debt to
 affiliates             73,766       553,242             -             -       553,242
Net loss                     -             -             -     (768,436)     (768,436)
                     ----------  -----------  -------------  -----------  ------------

Balance,
 June 30, 1990       1,627,701    14,324,229   (11,260,214)    (768,436)    2,295,579

Issuance of stock
 for options on
 mining properties     154,737     2,283,020             -            -     2,283,020
Sale of stock in
 private placement,
 net of offering
 costs                 141,606       910,840             -            -       910,840
Exercise of
 warrants                3,333        35,000             -            -        35,000
Issuance of stock
 for services           64,122     1,097,258             -            -     1,097,258
Issuance of stock
 for debt                5,150       114,560             -            -       114,560
Cancellation of
 units from CSGM       (73,766)            -             -            -             -
Issuance of shares
 to CSGM               120,000             -             -            -             -
Issuance of stock
 for litigation
 settlement, net        33,334       875,000             -            -       875,000
Net loss                     -             -             -   (2,558,381)   (2,558,381)
                     ----------  -----------  -------------  -----------  ------------

               BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                                AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED JUNE 30, 1997 AND 1996 AND FOR THE PERIOD
     FROM JULY 1, 1989 (DATE OF RESUMPTION OF DEVELOPMENT STAGE ENTERPRISE
                ACTIVITIES) THROUGH JUNE 30, 1997 - (CONTINUED)


                                                              Accumulated
                           Common  Stock                        Deficit
                       ---------------------                  During  the
                       Number  of               Accumulated   Development
                         Shares      Amount       Deficit        Stage        Total
                       ---------  -----------  ------------  -----------  -----------

Balance,
  June 30, 1991        2,076,217  19,639,907   (11,260,214)  (3,326,817)   5,052,876

Issuance of stock
  for options on
  mining properties      195,780     564,899             -            -      564,899
Sale of stock in
  private placement,
  net of offering
  costs                  142,100   2,298,451             -            -    2,298,451
Exercise of warrants
  and options            124,834   1,250,750             -            -    1,250,750
Issuance of stock
  for services           184,579   1,818,102             -            -    1,818,102
Issuance of stock
  for debt                24,440     336,617             -            -      336,617
Issuance of shares
  to CSGM                 88,000     748,750             -            -      748,750
Capital
  contributions                -     312,805             -            -      312,805
Net loss                       -           -             -   (3,178,878)  (3,178,878)
                       ---------  -----------  ------------  -----------  -----------

Balance,
  June 30, 1992        2,835,950  26,970,281   (11,260,214)  (6,505,695)   9,204,372

Issuance of stock
  for mining
  properties and
  equipment               37,290     255,238             -            -      255,238
Sale of stock             10,664      80,000             -            -       80,000
Exercise of warrants
  and options             95,404     707,105             -            -      707,105
Exchange of options
  for debt, CSGM          33,334     250,000             -            -      250,000
Issuance of stock
  for services           183,190   1,616,659             -            -    1,616,659
Issuance of stock
  for debt               105,140     713,494             -            -      713,494
Issuance of shares
  for CSGM               100,256     500,285             -            -      500,285
Issuance of stock
  for the acquisition
  of Trans-Russian       539,402     (84,176)            -            -      (84,176)
Net loss                       -           -             -   (3,420,220)  (3,420,220)
                       ---------  -----------  ------------  -----------  -----------

               BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                                AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED JUNE 30, 1997 AND 1996 AND FOR THE PERIOD
     FROM JULY 1, 1989 (DATE OF RESUMPTION OF DEVELOPMENT STAGE ENTERPRISE
                ACTIVITIES) THROUGH JUNE 30, 1997 - (CONTINUED)

                                                          Accumulated
                        Common Stock                        Deficit
                   ----------------------                 During  the
                   Number  of              Accumulated    Development
                     Shares      Amount      Deficit         Stage          Total
                   ----------  ----------  ------------   ------------   ------------
Balance,
 June 30, 1993     3,940,630  31,008,886    (11,260,214)    (9,925,915)     9,822,757

Sale of stock         82,485     241,139              -              -        241,139
Exercise of
  warrants and
  options             58,319     608,925              -              -        608,925
Issuance of stock
  for services       215,099     938,159              -              -        938,159
Net income                 -           -              -        136,625        136,625
                   ---------  ----------   ------------   ------------   ------------

Balance,
  June 30, 1994    4,296,533  32,797,109    (11,260,214)    (9,789,290)    11,747,605

Sale of stock      2,566,666   3,696,457             -               -      3,696,457
Net loss                   -           -             -      (4,671,396)    (4,671,396)
                   ---------  ----------   ------------   -------------  -------------

Balance,
  June 30, 1995    6,863,199  36,493,566    (11,260,214)   (14,460,686)    10,772,666

Sale of stock      6,783,503   6,875,416             -              -       6,875,416
Issuance of stock
  for partial
  settlement of
  Royal Bank
  agreement          216,667     223,436             -              -         223,436
Compensation
  recognized on
  stock options
  granted                  -     160,021             -              -         160,021
Issuance of stock
  for partial
  settlement of
  Zuri Invest
  litigation       1,100,000           -             -              -               -
Net loss                   -           -             -     (9,270,102)     (9,270,102)
                   ---------  ----------  ------------   ------------   -------------

               BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                                AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED JUNE 30, 1997 AND 1996 AND FOR THE PERIOD
     FROM JULY 1, 1989 (DATE OF RESUMPTION OF DEVELOPMENT STAGE ENTERPRISE
                ACTIVITIES) THROUGH JUNE 30, 1997 - (CONTINUED)







                                                                 Accumulated
                            Common  Stock                          Deficit
                        ----------------------                   During  the
                         Number  of                Accumulated   Development
                           Shares      Amount       Deficit         Stage         Total
                        ----------  -----------  -------------  -------------  ------------

Balance,
  June 30, 1996         14,963,369   43,752,439   (11,260,214)   (23,730,788)    8,761,437

Sale of stock           16,387,113    2,111,101             -              -     2,111,101
Issuance of stock
  for New California
  Placer mine               20,000        5,200             -              -         5,200
Zuri Invest Litigation
  Settlement                     -    1,200,000             -              -     1,200,000
Compensation
  recognized on
  stock options
  granted                        -       24,000             -              -        24,000
Net loss                         -            -             -     (4,288,420)   (4,288,420)
                        ----------  -----------  -------------  -------------  ------------

Balance,
  June 30, 1997         31,370,482  $47,092,740  $(11,260,214)  $(28,019,208)  $ 7,813,318
                        ==========  ===========  =============  =============  ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

               BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                                AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JUNE 30, 1997 AND 1996 AND FOR
        THE PERIOD FROM JULY 1, 1989 (DATE OF RESUMPTION OF DEVELOPMENT
              STAGE ENTERPRISE ACTIVITIES) THROUGH JUNE 30, 1997



                                                        Development  Stage
                                       ------------------------------------------
                                                                    Period  from
                                                                   July  1,  1989
                                                                      Through
                                           1997          1996       June 30, 1997
                                       ------------  ------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                             $(4,288,420)  $(9,270,102)  $  (28,019,208)
                                       ------------  ------------  ---------------

  Gain on debt restructuring                     -             -         (144,462)
  Depreciation and amortization            370,642       373,443        1,433,902
  Loss on lease abandonments                     -             -          444,359
  Loss on litigation settlement            439,770     2,389,668        4,107,032
  (Gain) loss on sale of mining
   equipment                                84,264          (116)          49,164
  Other                                          -             -           43,576
  Shareholder payment of services                -             -          105,055
  Stock and debt for services                    -             -          703,068
  Change in stock purchase price
   adjustment receivable                         -       284,749                -
  Change in note receivable                 40,462         7,000           47,462
  Change in inventory                       21,590        41,282             (410)
  Change in prepaid expenses                51,290        (4,530)         501,736
  Change in deposits and other
   current assets                                -        (2,490)        (115,961)
  Change in deposits                       105,052      (115,500)         (29,065)
  Change in accounts payable and
   accrued liabilities                     330,746       495,065        4,323,471
                                       ------------  ------------  ---------------

  Total adjustment                       1,443,816     3,468,571       11,468,927
                                       ------------  ------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES   (2,844,604)   (5,801,531)     (16,550,281)
                                       ------------  ------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mineral properties,
   equipment and deferred
   developments                            (64,370)     (652,735)      (5,074,429)
  Acquisition of office equipment                -       (69,460)        (260,101)
  Proceeds from sale of equipment           90,000             -          384,356
  Proceeds from the acquisition of
   Trans-Russian                                 -             -           20,060
                                       ------------  ------------  ---------------

NET CASH PROVIDED (USED) IN INVESTING
 ACTIVITIES                                 25,630      (722,195)      (4,930,114)
                                       ------------  ------------  ---------------



                                                      Development  Stage
                                           ---------------------------------------
                                                                      Period  from
                                                                     July  1,  1989
                                                                         Through
                                              1997         1996       June 30, 1997
                                           ----------   -----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from affiliates                          -            -        2,009,127
  Payments made to affiliates                       -            -         (343,798)
  Proceeds from issuance of stock           2,140,301    7,035,435       20,266,513
  Proceeds from warrant extensions                  -            -          207,750
  Proceeds from issuance of notes payable           -            -          870,043
  Payments on long-term debt                 (185,681)    (220,449)      (1,422,029)
  Proceeds from convertible debenture               -      300,000          300,000
  Payments on convertible debenture          (300,000)           -         (300,000)
                                          ------------  -----------  ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES   1,654,620    7,114,986       21,587,606
                                          ------------  -----------  ---------------

Net Increase (Decrease) in Cash            (1,164,354)     591,260          107,211

Cash at Beginning of Period                 1,275,413      684,153            3,848
                                          ------------  -----------  ---------------

Cash at End of Period                     $   111,059   $1,275,413   $      111,059
                                          ============  ===========  ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest
  (net of amounts capitalized)            $   116,626   $   67,234   $      337,602
                                          ============  ===========  ===============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES(See Note 15)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                                AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1  -  OPERATIONS  AND  BASIS  OF  PRESENTATION
            ----------------------------------------

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

In February 1992, the Company began limited production at the Ruby Mine under a permit that limited mill capacity to 225 tons per day. Production was terminated due to adverse weather conditions in December 1992. The Company resumed limited production at the Ruby Mine in July 1993 and gradually increased production until October 1996 when production was suspended. In early 1997, the Company began preparing the lower Brush Creek Mine for limited production. In June 1997, the Company received interim approval from the United States Forest Service to transport thirty tons of ore per day from the lower Brush Creek Mine to the Ruby mill site. The Company has not commenced economic production and is therefore still considered to be in the development stage.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $39,279,422 from inception to June 30, 1997. The Company has not realized economic production from its mineral properties as of June 30, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. Additionally, the Company is in default on the leases of certain of its mining properties. The lessors have not taken action to foreclose on the leases and the Company is making every effort to fulfill the agreements. The loss of these leases would have a material adverse effect on the Company. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, B. Creek Acquisition Corporation and Alpha Hardware. All material intercompany accounts and transactions have been eliminated.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  (Continued)
            ----------------------------------------------

Use  of  Estimates
------------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those results.

Mineral  Properties  and  Mining  Equipment
-------------------------------------------

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

Asset  Impairment
-----------------

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

The recoverability of the carrying value of development projects is evaluated based upon estimated future net cash flows from each property, determined as described above, using estimates of contained mineralization expected to be classified as proven and probable reserves upon completion of a feasibility study. Reductions in the carrying value of each property are recorded to the extent that the Company's carrying value in each property exceeds management's estimate of future discounted net cash flows.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  (Continued)
            ----------------------------------------------

Office  Furniture  and  Equipment
---------------------------------

Office furniture and equipment are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets, generally three to five years.

Income  (Loss)  per  Common  Stock
----------------------------------

Income (loss) per share of common stock is computed based on the weighted average number of shares outstanding. Warrants, options and convertible debentures have not been included in the calculation as their effect would be anti-dilutive. All common shares included in the financial statements reflect a reverse stock split of 15:1, which the Board of Directors approved November 29, 1993.

Reclamation  and  Environmental  Costs
--------------------------------------

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

Income  Taxes
-------------

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

Stock  Based  Compensation
--------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide proforma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company intends to continue to account for its stock-based compensation under Accounting Principles Board No. 25; however, the Company has adopted the disclosure provisions of SFAS 123 for the fiscal year ended June 30, 1997.

Cash  and  Cash  Equivalents
----------------------------

For purposes of reporting cash flows, cash and cash equivalents include highly liquid debt instruments purchased with a maturity of five months or less. Of the $111,059 cash balance at June 30, 1997, $11,059 was not covered by Federal Depository Insurance.

NOTE  3  -  AFFILIATES  AND  RELATED  PARTIES
            ---------------------------------

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

Mr. Georges Benarroch, who previously served as a director of the Company from August 1990 to May 1991 and was an officer of the Company during a portion of that period, has a controlling interest in Euro Canadian, a Canadian corporation.

During the year ended June 30, 1995, the Company borrowed a total of $143,821 from two stockholders and two Directors. The loans were used to provide the Company with working capital. The loans were secured by gold inventory and equipment. The loans were repaid in full, including interest at 8.5% per annum.


NOTE  4  -  STOCK  PURCHASE  PRICE  ADJUSTMENTS
            -----------------------------------

During the year ended June 30, 1996, the Company entered into investment agreements in connection with offerings of its Common Stock in reliance on Regulations S under the Securities and Exchange Act of 1933, as amended. Several of these agreements contained purchase price adjustment clauses which require that the initial purchase price be adjusted up or down depending on the average share price of the Company's Common Stock during a stated period, typically 45 days, subsequent to the stock purchase closing date. The valuation period for one particular transaction ended on September 27, 1996, however, the actual adjustment was not resolved between the Company and the purchaser. As a result, 695,652 shares of common stock are currently being held in escrow.

In addition to purchase price adjustments, shares of Common Stock were issued at various times during 1996 and 1997 pursuant to Regulation S of the Securities and Exchange Act of 1933 and Regulation D of the Securities and Exchange Act of 1933 at discounts of up to 50% from the closing bid price on the day prior to the sales.

NOTE  5  -  OFFICE  FURNITURE  AND  EQUIPMENT
            ---------------------------------

Office  furniture  and  equipment  consists of the following at June 30, 1997:


Office furniture and equipment  $  83,819
Vehicles                          131,776
                                ----------
                                  215,595
Less accumulated depreciation    (170,048)
                                ----------
                                $  45,547
                                ==========



NOTE  6  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT
            -------------------------------------------

The Company's net investment in mineral properties and mining equipment as of June 30, 1997 is as follows:

                   Land  and     Development     Mining
                  Land Options     Costs       Equipment      Total
                  -------------  ----------  -----------  ------------

Carson Mine       $   2,199,858  $1,051,731  $   42,835   $ 3,294,424
Brush Creek Mine        408,496   1,460,669     275,390     2,144,555
Gardners' Point
 and Pioneer
 Mines                  185,477     770,327     128,521     1,084,325
Ruby Mine               327,336   2,251,714   1,626,804     4,205,854
High Commission
 Mine                   101,875       6,118           -       107,993
Kate-Hardy Mine          58,667      97,789           -       156,456
Rising Sun Mine           9,111     129,980           -       139,091
                  -------------  ----------  -----------  ------------

                      3,290,820   5,768,328   2,073,550    11,132,698
Accumulated
  depreciation                -           -    (942,117)     (942,117)
                  -------------  ----------  -----------  ------------

                  $   3,290,820  $5,768,328  $1,131,433   $10,190,581
                  =============  ==========  ===========  ============


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

NOTE  6  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT  (Continued)
            -------------------------------------------

Ruby  Mine
----------

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

The  Rising  Sun  Mine
----------------------

In December of 1989, the Company issued 10,000 shares of its common stock for an option to lease the Rising Sun Mine. On June 30, 1990, the Company exercised the option upon payment of $20,000 cash and entered into a five year lease with an option to purchase. Pursuant to the terms of the lease, which were modified on November 11, 1994, the Company must pay a net smelter royalty of 8% on all minerals produced with a minimum royalty of $4,590 per month, through June 30, 2000, subject to an adjustment based on the Consumer Price Index. The property may be purchased for $1,000,000 payable on or before June 30, 2000, subject to adjustment based on the Consumer Price Index. All payments made to acquire the lease/option and all payments made under the lease will be credited against the option purchase price.

Ruby  Mine  and  Rising  Sun  Mine  -  1997  Modification  Agreement
--------------------------------------------------------------------

During 1997, the Company negotiated modification agreements for the Ruby Mine and the Rising Sun Mine to pay, in cash, one month lease payment in arrears, increase the amount of equipment held as collateral pursuant to the Ruby Mine and the Rising Sun Mine lease agreements by filing UCC-1 financing statements listing the additional equipment, all right, title and interest of certain "ore specimens" for which Ruby Development Co., Inc. will credit the value against past due minimum royalty payments and grant Ruby Development Co., Inc. an option to purchase up to 50,000 shares of the Company's common stock at a price of $.25 per share until July 1, 1999.

At June 30, 1997, the Company owed approximately $100,000 on the Ruby Mine lease and approximately $50,000 on the Rising Sun lease which constitutes default on the agreements. The outstanding balances are included in accounts payable at June 30, 1997.

A valuation allowance to reduce the carrying balance of capitalized land/land options and development costs associated with these leases has not been recorded. The Company's general default of the agreements places the Company at risk of losing its rights to mine at these locations. The valuation allowance required, should the lessor take action to assert its right under the lease agreements, would approximate $4,205,854 for the Ruby Mine and $139,091 for the Rising Sun Mine.

NOTE  6  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT  (Continued)
            -------------------------------------------

Merger  with  Sierra  Gold  Properties,  Inc.  -  Kate-Hardy  Mine
------------------------------------------------------------------

In January 1992, the shareholders of California Properties approved a merger between its wholly owned subsidiary, Sierra Gold and B. Creek Acquisition Corporation, a wholly owned subsidiary of the Company. The merger was recorded effective March 31, 1992. The Company issued 2,330,020 shares of common stock with a value of $74,807 and gave up certain assets and assumed certain liabilities totaling $175,193 in exchange for all of the common stock of Sierra Gold. Management determined the value of Sierra Gold's assets to be approximately $250,000 at the time the letter of intent was entered into and announced in April 1989. Proforma results of operations for the interim periods presented are not shown as Sierra Gold conducted no significant activities during these periods.

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

During 1997, the Company paid $10,000 to the Kate-Hardy Mine lessor to extend the lease agreement for an additional three month period. The extension expired on June 27, 1997. No other extensions and/or agreements had been negotiated prior to the date of the auditor's report.

At June 30, 1997, the Company owed approximately $140,000 to the Kate-Hardy Mine lessor. The outstanding balance is included in accounts payable at June 30, 1997.

A valuation allowance to reduce the carrying balance of capitalized land/land options and development costs associated with the Kate-Hardy Mine lease has not been recorded. The Company's general default of the expired agreement and the lack of a current agreement places the Company at risk of losing its rights to mine at this location. The valuation allowance required, should the lessor take action to assert its right under the lease agreement, would approximate $156,456.

New  California  Placer  Mine  -  Sierra  County,  California
-------------------------------------------------------------

In February 1997, the Company entered into an exploration license and option to purchase the New California Mine for 20,000 shares of the Company's restricted stock and $10,000 payable annually for up to a three year period. The purchase price is $250,000 should the Company decide to exercise that option under the agreement.

The New California Mine is an unpatented placer mine containing approximately 800 acres of land and is located between Poker Flat and Gardners Point. The unpatented claims are in good standing.

NOTE  6  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT  (Continued)
            -------------------------------------------

Wilbank's  Placer  and  Loade  Mine  -  Poker  Flat  Mining  District
---------------------------------------------------------------------

In March 1997, the Company entered into an exploration license and option to purchase the Wilbank's claims for a $10,000 cash payment and $1,000 per month during the option period. The purchase price is $200,000 should the Company exercise that option. The Company has, under the terms of the agreement, an additional five year term to purchase the property for $300,000 payable at $2,000 per month.


NOTE  7  -  ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
            --------------------------------------------

Accounts payable and accrued liabilities consist of the following at June 30, 1997:



  Accounts payable           $1,365,207
  Accrued payroll and other     405,807
                             ----------

                             $1,771,014
                             ==========



NOTE  8  -  LONG-TERM  DEBT
            ---------------

Long-term  debt  consists  of  the  following  at  June  30,  1997:



Royal Bank of Scotland litigation settlement
dated December 13, 1995. Settlement calls
for a combination of cash and stock
(see Note 13).                                 1,034,000

Less current portion                             672,000
                                              ----------

                                              $  362,000
                                              ==========



NOTE  9  -  INCOME  TAXES
            -------------

At June 30, 1997, the Company had available net operating loss carryforwards for financial statement and federal income tax purposes of approximately $25,000,000. These loss carryforwards expire between 1999 and 2010.

The Company has reported income tax losses of approximately $31,000,000 in prior years. In general, income tax losses are carried forward to future years to reduce future income taxes.

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

A valuation allowance of approximately $8,500,000 has been provided to offset the benefit of approximately $8,500,000 from the remaining $25,000,000 loss carryforwards. This valuation allowance is necessary because at June 30, 1997, the available benefits are more likely than not to expire before they can be used.

NOTE  10  -  SHAREHOLDERS'  EQUITY
             ---------------------

During  fiscal  1997,  the  following  major  equity  transactions  occurred:

 The Company sold 2,867,563 shares of Common Stock for $1,016,250. These shares were sold pursuant to Regulation S of the Securities Act of 1933.

 The Company issued 20,000 shares of Common Stock with a value of $5,200 in connection with its acquisition of the New California Placer Mine.

 The Company issued 165,000 shares of Common Stock with a value of $41,250. The shares were registered with the Securities and Exchange Commission on Form S-8.

 Shareholders' equity increased by $1,200,000 as shares issued in the prior year were used to settle the Zuri Invest litigation.

The Company sold 3,600,005 restricted shares of Common Stock at $.0625 per share wherein the Company received net proceeds of $225,000; 6,600,000 restricted shares of Common Stock at $.07 per share wherein the Company received net proceeds of $460,600; 1,754,545 restricted shares of Common Stock at $.11 per share wherein the Company received net proceeds of $193,000; 1,400,000 restricted shares of Common Stock at $.125 per share wherein the Company received net proceeds of $175,000. All shares were sold under Regulation D and Section 4(2) of the Securities Act of 1933. Investors who acquired such shares were required to be accredited investors. The Company has agreed to register theshares pursuant to a registration statement to be filed with the Securitiesand Exchange Commission.

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

 The Company issued shares of the Company's Common Stock pursuant to a service agreement with James Anderson totaling $421,875.

 The Board of Directors of the Company approved a 15-for-1 reserve stock split effective November 29, 1993.

NOTE  10  -  SHAREHOLDERS'  EQUITY  -  (Continued)
             ---------------------

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

NOTE  10  -  SHAREHOLDERS'  EQUITY  -  (Continued)
             ---------------------

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

NOTE  10  -  SHAREHOLDERS'  EQUITY  -  (Continued)
             ---------------------

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


NOTE  11  -  STOCK  OPTIONS  AND  WARRANTS
             -----------------------------

The Company has an incentive stock option plan under which five and ten-year options may be granted to key employees to purchase up to 33,333 shares of the Company's Common Stock at the market price on the date of grant. At June 30, 1997, no options had been granted under this plan. A total of 33,333 shares of the Company's unissued Common Stock has been reserved for this plan.

The Company has a nonqualified stock option plan, under which options to purchase a total of 1,186,000 shares from $.23 to $4.13 were outstanding and exercisable at June 30, 1997.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, compensation cost has been recognized for the difference between the market value of the stock at the date of issuance and the exercise price of the stock options granted. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the provision of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                        1997          1996
                                    ------------  -------------

  Net loss             As reported  $(4,288,420)  $ (9,270,102)
                       Pro forma    $(4,445,984)  $(10,381,575)

  Net loss per common
    share              As reported  $      (.21)  $       (.96)
                       Pro forma    $      (.21)  $      (1.08)


The fair value of the option grant was estimated on the date of granting using the Black-Scholes American option-pricing model with the following assumptions: risk-free interest rate of 7.5 percent, dividend yield rate of zero, expected life of 5.0 years, and volatility of 83.6 percent.

NOTE  11  -  STOCK  OPTIONS  AND  WARRANTS  (Continued)
             -----------------------------

A summary of the status of the Company's stock option plan as of June 30, 1997 and 1996, and changes during the years ending on those dates is presented below:

1997
----

                                                  Weighted
                                                  Average
                                                  Exercise
                                         Shares    Price
                                       ----------  -----

Fixed Options
  Outstanding at beginning of year     1,051,000
    Granted                            1,010,000     .23
    Cancelled                           (875,000)   2.27
    Exercised                                  -
                                       ----------
  Outstanding at end of year           1,186,000
                                       ==========
Options exercisable at year end        1,186,000
                                       ==========
Weighted-average fair value of
 options granted during the year       $     .18
                                       ==========


1996
----

                                                  Weighted
                                                  Average
                                                  Exercise
                                         Shares    Price
                                       ----------  -----

Fixed Options
  Outstanding at beginning of year       279,000
    Granted                              789,500    2.11
    Cancelled                            (17,500)   3.03
    Exercised                                  -
                                       ----------
  Outstanding at end of year           1,051,000
                                       ==========
Options exercisable at year end        1,051,000
                                       ==========
Weighted-average fair value of
 options granted during the year       $     .93
                                       ==========


The following table summarizes information about fixed stock options outstanding at June 30, 1997:

                           Options Outstanding   Options Exerciseable
                           -------------------   --------------------
                           Weighted-
               Number       Average               Number
             Outstanding   Remaining  Weighted  Outstanding   Weighted
Range of         at       Contractual Average       at        Average
Exercise       June 30,      Life     Exercise    June 30,    Exercise
Prices          1996        (Years)    Price       1997        Price
---------      -------      -------    -----     --------     --------


2.00-2.63       104,000      1.55          -      104,000            -
 .85-4.13        72,000      3.29       2.00       72,000         2.00
      .23       960,000      4.74        .23      960,000          .23
      .25        50,000      2.00        .25       50,000          .25

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES
             -------------------------------

Lease expense consists principally of an operating lease for the Company's office building which calls for monthly payments of $2,500 from June 1989 through May 1994. The rent is subject to annual adjustment based upon the Consumer Price Index. Rent expense for the years ended June 30, 1997 and 1996 was approximately $30,000, respectively.

See  Note  6  regarding  mineral  property  commitments.

The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The Company cannot predict such future expenditures.

The Company contracted with an outside consultant to develop a cost estimate for future reclamation costs on the Gardner's Point Mine. This estimate was developed pursuant to SMARA guidelines and required for submission to the lead agency and the Department of Conservation as the Company develops a plan for future mining at this site. Future reclamation costs are estimated to be $380,000. Additional bonding for reclamation will be required subsequent to final approval estimated to be completed in May of 1998. At June 30, 1997, a contingent liability for the amount of the new estimate which exceeds the liability accrued in prior years was not included in the Company's financial statements. Consistent with the Company's policy, as discussed in Note 1, reclamation costs are accrued over the life of the mine using the units-of-production method. Once the mine enters the production stage, should the end of the mine's production life become imminent, the entire estimated liability would be expensed.

On April 1, 1997, the Company sold certain pieces of equipment with a net book value of $73,191 for $60,000 pursuant to a sale-leaseback agreement. The agreement required a single $90,000 payment on July 31, 1997 to reacquire title to the equipment. The Company did not make the $90,000 payment and defaulted on the agreement. Subsequent to the default, the Company made a $10,000 payment to continue to use the equipment. No additional agreements or modifications to the original agreement have been made. Due to the Company's default, the assets are not included on the books of the Company.


NOTE  13  -  LEGAL  PROCEEDINGS
             ------------------

During  fiscal  1996,  the  Company  entered  into  two significant settlement agreements involving claims made by Zuri Invest A.G., et al. and the Royal Bank of Scotland, et al. which in effect resolved all material litigation against the Company. The terms of the settlement with the Royal Bank were amended in fiscal 1997.

             ------------------

THE  ZURI  INVEST  ACTION.

During  the  fiscal  year  ended  June  30,  1997,   the Company completed its
obligations to the Zuri Plaintiffs (as defined below) under a settlement agreement entered into on December 14, 1995 (the "Zuri Agreement") with Zuri Invest A.G., Andre Michaels and Peter Woodfield (the "Zuri Plaintiffs"), in connection with an action which had been commenced in December 1991 (the "Zuri Invest action"), to partially satisfy the joint and several judgment entered in the Zuri Invest action against the Company and Simone Anderson and James Anderson (collectively, the "Andersons") on October 31, 1995 (the "Judgment"). The Zuri Plaintiffs agreed, subject to the receipt of the consideration described below, not to seek any further recovery directly from the Company on the Judgment, and to release the Company from any further liability thereunder. The Zuri Plaintiffs also agreed not to pursue recovery against the Andersons on the Judgment if it is judicially determined that the Andersons have indemnification rights against the Company with respect to the Judgment. The Company issued and delivered to each of Woodfield and Michaels 250,000 shares of the Company's Common Stock. The Company issued 600,000 shares of the Company's Common Stock to Zuri Invest and delivered 200,000 of such shares to Zuri Invest on or about April 10, 1996, 200,000 shares on or about June 11, 1996, and the remaining 200,000 shares on or about September 9, 1996. As security for the Company's obligations to issue and deliver the above described shares of Common Stock, the Company issued a promissory note in the amount of $1.2 million payable to the Zuri Plaintiffs. The note was secured by a deed of trust on all real property and patented and unpatented mining claims owned by the Company. Pursuant to the Zuri Agreement, the principal amount of the note shall be reduced as the shares issued to the Zuri Plaintiffs are sold, dollar for dollar by the gross proceeds generated from such sales until such time as sales collectively total in gross $1.2 million at which time the note shall be deemed paid. Notwithstanding the foregoing, the note shall also be deemed paid after the passage of 180 days after the last distribution of shares which, as stated above, was distributed in September 1996. As a result thereof, such note has been deemed paid by the Company.

Pursuant    to  the  Zuri  Agreement,  the  Company  also assigned to the Zuri
Plaintiffs an interest (33% of the Company's 60% interest) in claims asserted against the Andersons and their controlled corporations in the action entitled Brush Creek Mining and Development v. F. James Anderson, et al., currently pending in the United States District Court, Northern District of California.

THE  ROYAL  BANK  ACTION.

On December 13, 1995, the Company entered into an agreement (the "Royal Bank Agreement") to settle an action commenced by the Royal Bank of Scotland, et al. by delivering to the plaintiffs in such suit (the "Royal Bank Plaintiffs") 216,667 shares of the Company's Common Stock and cash in the amount of $241,000. The Company also assigned to the Royal Bank Plaintiffs a portion of its interest in any total recovery from claims against the law firm formerly known as Bartel, Eng, Miller & Torngren, the Company's formal legal counsel ("Bartel, Eng"). On December 13, 1996, the Company was further required to deliver to each of the Royal Bank Plaintiffs, at his or her option, additional shares of the Company's common stock or additional cash. The number of shares of Common Stock or the amount of cash each Royal Bank Plaintiff would be entitled to receive is based on the amount of his or her pro rata interest in amounts

             ------------------

paid by the Company pursuant to the Royal Bank Agreement. If all Royal Bank Plaintiffs would elect to receive Common Stock, the Company would be required to issue and deliver a maximum of 300,000 shares in the aggregate and if all Royal Bank Plaintiffs elect to receive cash, the Company would be required to deliver cash in the maximum aggregate amount of $600,000.

Prior to December 13, 1996, the Royal Bank Plaintiffs elected to receive $600,000 in cash pursuant to the term of the Royal Bank Agreement. On or about December 17, 1996, the Company received notice from the Royal Bank Plaintiffs that the Company was in default of its obligation to pay them $600,000 on December 13, 1996. Under the Royal Bank Agreement, such default caused the Company to incur an immediate $3.25 million debt to the Royal Bank Plaintiffs. Subsequently, in January 1997, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") with the Royal Bank Plaintiffs which provided that notwithstanding the $3.25 million obligation, the Royal Bank Plaintiffs will forbear from exercising their rights and remedies against the Company provided the Company makes a payment of $629,100 on or before March 20, 1997 and a payment of $175,000 on or before July 1, 1997. The Company has the option to postpone the second payment ($175,000) by delivering written notice to the Royal Bank Plaintiffs no later than June 25, 1997 whereupon the second payment shall be paid no later than December 15, 1997 and the amount shall be increased to $250,000. The Company also agreed to reimburse the Royal Bank Plaintiffs for their attorney fees and costs. Thereafter, the Royal Bank Plaintiffs agreed to extend the time period for paying the $629,100 to them until May 15, 1997. In addition, the second payment was increased to $225,000 to be payable July 1, 1997 provided it may be postponed until December 15, 1997 in which event the amount shall be increased to $300,000. The amount which was due May 15, 1997 was not paid by such date. However, as of June 2, 1997, the Company entered into an Amendment No. 2 to the Forbearance Agreement ("Amendment No. 2") which, among other things, provided that the Royal Bank Plaintiffs shall continue to forbear from exercising its rights and remedies under the Royal Bank Agreement and related Forbearance Agreement, provided the Company performs the following: (a) pay $896,000 in eight installments of $112,000 each on May 31, July 31, September 30 and November 30, 1997 and January 31, March 31, May 31 and July 31, 1998 (the "Periodic Payments"), (b) pay $250,000 on or before September 30, 1998,
(c) makes payments of $25,000 within five business days after any closing(s) since March 20, 1997, of any single or series of sale-leaseback transaction(s) which the Company shall have received in the aggregate of at least $65,000 in proceeds, and (d) makes a final payment on or before September 30, 1998 of the Judgment Amount (as defined in the Forbearance Agreement) less the aggregate amount of the Periodic Payments previously paid, provided, however, that if the Company has timely performed its obligations under its settlement documents with the Plaintiffs and either (i) Plaintiffs have received all of the Periodic Payments, or (ii) the Company makes one final payment in an amount set forth in Amendment No. 2 which amount ranges from $950,000 if such final payment is paid on or before May 31, 1997 to $350,000 if such final payment is paid after May 31, 1998 and on or before July 31, 1998 (and assuming all Periodic Payments coming due prior to the final payment has been made), and in such event the Plaintiffs shall waive the enforceability of the Judgment Amount against the Company and no further payments shall be required of the Company. In addition, the Company has agreed that upon the execution of a Joint Venture Agreement, the Company shall pay the final payment within 90 days after the earlier of the date such joint venture is signed or effective date of a Joint Venture Agreement. The Company has paid all Periodic Payments due to date.

             ------------------

The Company has also agreed to issue 433,334 shares (the "Forbearance Agreement Shares") of its Common Stock to the Royal Bank Plaintiffs. The Company has agreed to register such shares for resale pursuant to a
Registration Statement to be filed with the Securities and Exchange Commission. Also, the Company has agreed to issue to the Plaintiffs, from time to time until the payments referred to above have been completed, .025 shares of its Common Stock for each share issued in excess of 24,000,000 of the Company's outstanding shares. Amendment No. 2 also provides that the Company reimburse Plaintiffs for attorneys' fees and costs incurred in connection with the preparation and negotiation of Amendment No. 2.

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

In fiscal 1996, the Company registered the 1,616,667 shares of Common Stock to be issued and delivered pursuant to the Zuri Agreement and the Royal Bank Agreement, which included the 300,000 additional shares that may have been issued pursuant to the Royal Bank Agreement as described above. This number does not include the Forbearance Agreement Shares (as described above).

OTHER  MATTERS.

In fiscal 1996 and 1997, the Company was requested pursuant to a non-public informal inquiry by the staff of the Securities and Exchange Commission, to provide information to the staff of the Commission regarding the Company's financing activities in reliance upon Regulation S under the Securities Act. The Commission advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person.

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

             ------------------

The law firm of Bartel, Eng, Linn & Schroder has (as successor in interest to Bartel, Eng, Miller & Torngren) filed a counterclaim in this litigation seeking recovery from the Company of legal fees totaling approximately $95,000. The accounting firm of Coopers & Lybrand has been dismissed as a defendant from the litigation without prejudice.

As to the progress of the case to date, an initial round of discovery has been completed. On November 15, 1996, the court granted defendants Yorkton Securities and Robert Sibthorpe's Motion for Summary Judgment. Subsequent to entry of summary judgment in their favor, Yorkton Securities filed a cost bill for the sum of $15,752.85 and Mr. Sibthorpe filed a cost bill for $3,842.83. These costs are not payable until the conclusion of the litigation against all other parties. The insurer for Bartel, Eng, Miller & Torngren is in liquidation proceedings under the control of the California Department of Insurance. The Company intends to file a claim in that liquidation proceeding when claim forms are issued. The court has set a trial date for the remaining parties of November 24, 1997.

On February 8, 1996, the Company filed a complaint against F. James Anderson and Simone Anderson in Superior Court of the State of California, in and for the County of Sacramento, Case No. 96AS 00513 (the "Sacramento Action"). The complaint seeks (a) judicial determination and declarations that the Company (1) has no further obligations to advance defense fees and costs incurred by the Andersons in connection with the Zuri litigation, including on the Andersons' appeal of that judgment (which fees and costs the Company agreed to pay pursuant to a settlement in a previously resolved matter); (2) is entitled to recoup defense fees and costs allocable to the Andersons' defense of claims in the Zuri Invest litigation for which they were found liable; (3) is not required to indemnify the Andersons for their liability in the Zuri Invest litigation; (4) has no duty or obligation to the Andersons to account for, replenish, and/or return monies to or pay interest on the $200,000 provided by the Andersons as partial indemnification to the Company in connection with the Royal Bank litigation; and (5) is entitled to have all amounts returned to the Company from the $200,000 which were disbursed for the purposes other than to indemnify the Company such that the Company receives the full net benefit of the $200,000, and (b) equitable indemnification to collect from the Andersons their proportionate share of the judgment in the Zuri Invest litigation.

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

The Company answered the Andersons' cross complaint on May 6, 1996 generally denying the allegations and asserting various defenses. Although the Company has not done so to date, the Company may attempt to amend its original complaint to assert an additional claim to hold the Andersons liable for the entire amount of the Royal Bank of Scotland settlement.

             ------------------

The Company is a party to other various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the business or financial position of the Company.


NOTE  14  -  AGREEMENT  WITH  MK  GOLD  COMPANY
             ----------------------------------

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

NOTE  15  -  SUPPLEMENTAL  SCHEDULE  OF  NON  CASH  INVESTING  ANDFINANCING
             --------------------------------------------------------------
             ACTIVITIES
             ----------

Noncash  investing  and  financing  activities  as of June 30, are as follows:


                                             1997       1996
                                          ----------  --------

Partial settlement of litigation          $1,200,000  $223,436
Compensation recognized on stock
  options granted                             24,000   160,021
Company stock issued to satisfy
  purchase price adjustments agreements      753,175         -
Company stock issued to convert 7%
  convertible debenture                      300,000   150,000
Company stock issued to acquire the
  New California Placer Mine                  20,000         -



NOTE  16  -  SEGMENT  INFORMATION
             --------------------

The Company's activities have been devoted to the acquisition, development, and production of mineral properties. Accordingly, the Company is considered to be in a single line of business. To date, substantially all of the Company's identifiable assets and operating expenditures are in the United States.


NOTE  17  -  CONVERTIBLE  DEBENTURE  PAYABLE
             -------------------------------

On April 3, 1996, the Company received net proceeds of $400,000 on gross proceeds of $450,000 from an offshore; two year, $450,000, 7% convertible debenture. The subscriber has the option of converting all or part of the principal to the Company's Common Stock forty-five days after the closing date of the transaction. The note is convertible to shares at 70% of the average share price for the five days preceding conversion. On June 17, 1996, $150,000 of the note was converted to 161,360 shares.

On July 8, 1996, the remaining $300,000 of the note was converted into 439,560 shares of the Company's Common Stock. The convertible debentures outstanding at June 30, 1996 were classified as current portion of long-term debt.


NOTE  18  -  SUBSEQUENT  EVENTS
             ------------------

In July 1997, the Company issued 150,000 shares of its Common Stock for certain consulting services. The shares were registered with the Securities and Exchange Commission on Form S-8. The shares are valued at $0.375, the average of the bid and asked price for the Company's Common Stock on July 8, 1997.

Also in July 1997, the Company sold 600,000 shares of its Common Stock pursuant to a Private Placement at a price of $0.125 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $75,000 from the sale.

Also in July 1997, the Board of Directors approved a Private Placement for the sale of 1,933,333 shares of the Company's Common Stock at a price of $0.15 per share pursuant to Regulation D and Section 4(2). The Company received a net amount of $290,000 from the sale. The Company also approved a 10% commission for a finder's fee in connection with the Private Placement.

             ------------------

In August 1997, the Board of Directors approved a Private Placement for the sale of 1,350,000 of the Company's Common Stock at the price of $0.10 per share pursuant to Regulation D and Section 4(2). The Company received a net amount of $135,000 from the sale. The Company also approved a 10% commission for a finder's fee in connection with the Private Placement.

Also in August 1997, the Company issued 125,668 shares to pay for certain consulting fees. The shares were registered with the Securities and Exchange Commission on Form S-8. The shares are valued at $0.40625, the average of the bid and asked price for the Company's Common Stock on August 25, 1997.

In September 1997, the Board of Directors approved the sale of 4,200,000 shares of its Common Stock at a price of $0.07 per share pursuant to Regulation D and Section 4(2). The Company received a net amount of $294,000 from the sale.

Also, in September 1997, the Board of Directors approved a private placement for the sale of 2,120,000 of the Company's Common Stock at the price of $0.10 per share pursuant to Regulation D and Section 4(2). The Company received a net amount of $227,000 from the sale.

Also in September 1997, the Company issued 100,000 shares to pay for certain consulting fees. The shares were registered with the Securities and Exchange Commision on Form S-8. The shares are valued at $0.313,the average of the bid and the asked price for the Company's Common Stock on September 26, 1997.

                                 EXHIBIT 11.1

                       COMPUTATION OF EARNINGS PER SHARE


                                      Year  Ended
                                -----------------------

                            June 30, 1997    June 30, 1996
                           ---------------  ---------------

Net Loss                   $   (4,288,420)  $   (9,270,102)

Weighted Average Common
  Shares Outstanding           20,831,619        9,634,616
                           ---------------  ---------------

Net Loss per Common Share  $         (.21)  $         (.96)
                           ===============  ===============

                                 EXHIBIT 21.1

                             LIST OF SUBSIDIARIES

1.    B.  Creek  Acquisition  Corporation


2.    Alpha  Hardware

                                 EXHIBIT 23.1

                    LETTER OF CONSENT OF INDEPENDENT AUDITORS

                         CONSENT OF INDEPENDENT AUDITORS





We consent to incoporation by reference om Registration Statement No. 333-286 on Form S-3 and Registration No. 333-25025, 333-31053, 333-34417 and 333-36443
on Form S-8 of Brush Creek Mining and Development Co., Inc., of our report dated August 29, 1997 with respect to the consolidated financial statements of Brush Creek Mining and Development Co., Inc. included in its Annual Report on Form 10-KSB for the year ended June 30, 1997.


                                        BROWN ARMSTRONG RANDALL & REYES
                                        ACCOUNTANCY CORPORATION


                                        /s/Brown Armstrong Randall & Reyes
                                        Accountancy Corporation



Bakesfield, California
October 13, 1997

                                 EXHIBIT 27.1

                            FINANCIAL DATA SCHEDULE