Form 10QSB
period 1997-09-30
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1997-11-19
CIK 715583

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549


                            FORM 10-QSB


       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1997

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to


                  Commission file number 0-12761


           BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
 (Exact name of Small Business Issuer as Specified in its Charter)


Nevada                                               88-0180496
(State or Other Jurisdiction                     (I.R.S. Employer
of Incorporation or                                Identification
Organization)                                             Number)

                   970 E. Main Street, Suite 200
                  Grass Valley, California 95945
             (Address of Principal Executive Offices)

                          (916) 477-5961
         (Issuer's Telephone Number, Including Area Code)


Check  whether  the  Issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes    X              No
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

          Common, $.0001 par value per share: 45,229,903
                outstanding as of November 1, 1997

Transitional Small Business Disclosure Format:  Yes  X  No

                  PART I - FINANCIAL INFORMATION

   BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES


                  Index to Financial Information
                  Period Ended September 30, 1997



Item                                          Page Herein

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets
as of September 30, 1997 (unaudited)
and June 30, 1997                                   3

Condensed Consolidated Statements of
Operations (unaudited)for the three
months ended September 30, 1997 and
1996 and for the period July 1, 1989
(dated of resumption of development
stage enterprise activities) through
September 30, 1997                                  4

Condensed Consolidated Statements of
Cash Flows (unaudited)for the three
months ended September 30, 1997 and
1996 and for the period July 1, 1989
(dated of resumption of development
stage enterprise activities) through
September 30, 1997                                  5

Notes to Condensed Consolidated
Financial Statements (unaudited)                    7

Item 2 - Management's Discussion and
         Analysis or Plan of Operation              10

           BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
                         AND SUBSIDIARIES
                 (A Development Stage Enterprise)
               CONDENSED CONSOLIDATED BALANCE SHEETS

                              September 30, 1997  June 30, 1997
                                 (Unaudited)        (Audited)

                              ASSETS
Current Assets:
Cash                         $    78,273          $   111,059
Inventory                          2,750                2,750
Total current assets              81,023              113,809

Office furniture and
 equipment, net                   37,552               45,547

Mineral properties and
 mining equipment, net        10,132,701           10,190,581

Deposits                         272,095              272,095

     Total assets            $10,523,371          $10,622,032

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and
 accrued liabilities         $ 1,735,644          $ 1,771,014
Current portion of long
 term debt                       810,000              672,000
Other                              3,700                3,700
Total current liabilities      2,549,344            2,446,714

Long-term debt,
 net of current portion               -               362,000
     Total liabilities         2,549,344            2,808,714

Shareholder's Equity
Common Stock, $.0001
par value; authorized
100,000,000 shares;
issued and outstanding
41,629,482 and 31,370,482
shares as of September 30,
1997 and June 30, 1997,
respectfully                  48,211,668          47,092,740
Accumulated deficit          (11,260,214)        (11,260,214)
Accumulated deficit during
the development stage        (28,977,427)        (28,019,208)
Total shareholders' equity     7,974,027           7,813,318
Total liabilities and
shareholders' equity         $10,523,371         $10,622,032

     See notes to Condensed Consolidated Financial Statements

           BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
                         AND SUBSIDIARIES
                 (A Development Stage Enterprise)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)
                                                         Period from
                                   Three months          July 1, 1989
                                   Ended September       through
                                                         September 30,
                                   1997       1996       1997
Revenues:
Sale of Joint Venture                -          -        $ 4,232,000
Other income                         -          -            156,444
Interest income               $   2,598  $  10,004           190,377

     Total revenues           $   2,598  $  10,004       $ 4,578,821

Expenses:

General and
 administrative expense         375,164    263,807        15,434,085
General mining and
 exploration                    519,778    895,609        11,574,031
Loss on lease
 abandonments                        -          -            392,317
Depreciation and
 amortization                    65,875     98,651         1,499,777
Loss (gain) on sales
of mining equipment                  -      46,853           171,174
Interest expense                     -      29,250           492,294
Litigation settlement                -          -          4,137,032

     Total expenses             960,817  1,334,170        33,700,710

Loss before
 extraordinary item            (958,219)(1,324,166)      (29,121,889)

Extraordinary item -
 net loss from debt
 extinguishment net
 of tax                              -          -           144,462

Net loss                     $(958,219) $(1,324,166)   $(28,977,427)

Loss per common share
 before extraordinary
 item                        $   (0.03) $     (0.08)
Net loss per common share    $   (0.03) $     (0.08)

Weighted average common
 shares outstanding          34,209,371  16,146,517


     See notes to Condensed Consolidated Financial Statements

           BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
                         AND SUBSIDIARIES
                 (A Development Stage Enterprise)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                         Period from
                                   Three months          July 1, 1989
                                   Ended September       through
                                                         September 30,
                                   1997          1996    1997

Cash flows from operating
 activities:
Net income (loss)            $ (958,219)  $(1,324,166)   $(28,977,427)
Adjustments to reconcile
 net income (loss) to net
 cash provided by (used in)
 operating activities:
Gain on debt restructuring           -            -          (144,462)
Depreciation and
 amortization                    65,875       98,651        1,499,777
Loss on lease abandonments           -            -           444,359
Loss on litigation
 settlement                          -            -         4,107,032
Loss (gain) on sale of
 mining equipment                    -        46,853           49,164
Other                                -            -            43,576
Shareholder payment of
 services                            -            -           105,055
Stock and debt for services      96,875           -           799,943
Change in inventory                  -        (3,415)            (410)
Change in note receivable            -            -            47,462
Change in prepaid expenses           -       (16,384)         501,736
Change in deposits and
 other current assets                -        14,425         (115,961)
Change in deposits                   -            -           (29,065)
Change in accounts payable
and accrued liabilities          15,683     (126,956)       4,339,154
     Total adjustment           178,433       13,174       11,647,360
Net cash provided by (used
 in) operating activities      (779,786)  (1,310,992)     (17,330,067)

Cash flows from investing
 activities:
Acquisition of mineral
 properties, equipmen t,
 and deferred developments           -       (13,358)     (5,074,429)
Acquisition of office
 equipment                           -        (8,225)       (260,101)
Proceeds from sale of
 equipment                           -            -          384,356
Proceeds from acquisition
 of Trans-Russian                    -            -           20,060
Net cash provided by (used
 in) investing activities            -       (21,583)     (4,930,114)
Cash flows from
 financing activities:
Advances from (to)
 affiliates                          -            -        2,009,127
Payment made to affiliates           -            -         (343,798)
Proceeds from issuance of
 common stock                   971,000      238,751      21,237,513
Proceeds from warrant
 extensions                          -            -          207,750
Proceeds from issuance
 of notes payable                    -            -          870,043
Payments on long-term
 debt                          (224,000)     (19,005)     (1,646,029)
Proceeds from convertible
 debenture                           -            -          300,000
Payments on convertible
 debenture                           -            -         (300,000)
     Net cash provided
      by financing
      activities                747,000      219,746      22,334,606

Net increase
  (decrease) in cash            (32,786)  (1,112,829)         74,425
Cash at beginning of period     111,059    1,275,413           3,848
Cash at end of period          $ 78,273   $  162,584      $   78,273
Cash paid during the
 period for interest
 (net of amounts
 capitalized)                        -            -         337,602


     See notes to Condensed Consolidated Financial Statements

         BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                         AND SUBSIDIARIES
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of operations and cash flows for the three months ended September 30, 1997 and 1996 and for the period July 1, 1989 (date of resumption of development stage enterprise activities) through September 30, 1997, have been prepared by the Brush Creek Mining and Development Co., Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Form 10-KSB. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, B. Creek Acquisition Corp. and Alpha Hardware.


NOTE 2 - OPERATIONS AND BASIS OF PRESENTATION

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

         BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                         AND SUBSIDIARIES
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)



NOTE 2 - OPERATIONS AND BASIS OF PRESENTATION (Continued)


The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $40,237,641 from inception to September 30, 1997 and had a working capital deficit of $2,468,321 at September 30, 1997. These factors raise doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be successful in establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Also in July 1997, the Company sold 1,933,332 shares of its Common Stock pursuant to a Private Placement at a price of $0.15 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $290,000 from the sale. The Company also approved a 10% commission for a finder's fee in connection with the Private Placement.

         BRUSH CREEK MINING AND DEVELOPMENT COMPANY, INC.
                         AND SUBSIDIARIES
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)



NOTE 3 - STOCKHOLDERS' EQUITY (Continued)

In August and September 1997, the Company sold 3,050,000 shares of its Common Stock pursuant to a Private Placement at a price of $0.10 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $305,000 from the sale. The Company also approved a 10% commission for a finder's fee in connection with the Private Placement.

Also in August 1997, the Company issued 125,668 shares to pay for certain consulting fees. The shares were registered with the Securities and Exchange Commission on Form S-8. The shares are valued at $0.40625, the average of the bid and asked price for the Company's Common Stock on August 25, 1997.

In September 1997, the Company sold 4,300,000 shares of its Common Stock pursuant to a Private Placement at a price of $0.07 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $301,000 from the sale.

Also in September 1997, the Company issued 100,000 shares to pay for certain consulting fees. The shares were registered with the Securities and Exchange Commission on Form S-8. The shares are valued at $0.313, the average of the bid and asked price for the Company's Common Stock on September 26, 1997.


NOTE 4 - SUBSEQUENT EVENTS

In October 1997, the Company sold 3, 550,000 shares of its Common Stock pursuant to a Private Placement at a price of $0.10 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $355,000 from the sale.

In November 1997, the Company issued 50,421 shares to pay for certain consulting fees. The shares were registered with the Securities and Exchange Commission on Form S-8. The shares are valued at $1.25, the average of the bid and asked price for the Company's Common Stock on November 5, 1997.


NOTE 5 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

Noncash investing and financing activities for the three months ended September 30, 1997 are as follows:

Company stock issued for the payment
of accounts payable                               $147,928

Item 2.   Management's Discussion and Analysis or Plan of Operation.


Introduction

     The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Liquidity and Capital Resources

     At September 30, 1997, the Company had working capital deficit of $2,468,321 which represents an increase in working capital deficit of $135,416 as compared to a working capital deficit of $2,332,905 at June 30, 1997. The decrease in working capital was primarily due to a decrease in available cash and an increase in current portion of long-term debt.

     The mining industry is capital intensive. During the fiscal year ended June 30, 1997, the Company raised $2.1 million from the sale of shares of Common Stock. During the first quarter of 1998, the Company obtained additional equity financings. At September 30, 1997, the Company had a working capital deficit of $2,468,321 and had no material revenues from mining operations. Additional financing will be required in order for the Company to cover its mining and development costs and to engage in full scale mining operation. At this time, the Company has no definitive plans regarding additional financing, but believes that it will likely be obtained through equity financing such as stock offerings or joint ventures. No assurances can be given that the Company will be able to raise cash from additional financing efforts and, even if such cash is raised, that it will be sufficient to satisfy the Company's capital requirements. If the Company is unable to obtain sufficient funds from future financings and/or operations, the Company may not be able to achieve its business objectives and may have to scale back its development plans. In addition, the Company may be required to seek protection under the bankruptcy laws.

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

Results of Operations

     The Company had total revenues of $2,598 (from interest only) during the three months ended September 30, 1997 compared to total revenues of $10,004 (from interest only) during the three months ended September 30, 1996. The Company had no revenues from operations during such periods. The Company had a $958,219 net loss for the three months ended September 30, 1997 compared to a net loss of $1,324,166 for the comparable fiscal 1996 period. This change in net loss is primarily due to a reduction in general mining and exploration costs, partially offset by an increase in general and administrative expenses. General and administrative expenses increased $111,357 from the same period in the prior fiscal year primarily due to an increase in administrative payroll, professional fees and an increase in NASDAQ fees.

     The price of gold has a material effect on the Company's financial operations. Following deregulation, the market price for gold has been volatile. Since the end of 1987 the price of gold has declined from a high of approximately $500 per ounce to approximately $332 per ounce at
September 30, 1997. Instability in the price of gold may affect the profitability of the Company's operations if and when the Company realizes economic production.

                    PART II - OTHER INFORMATION


Item 1.        Legal Proceedings.

     Reference is made to the Company's Form 10-KSB for fiscal year ended June 30, 1997 and the financial statements included therein and in particular to Part I, Item 3 and Note 13 to the consolidated financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934. There has been no material changes in legal proceedings during the quarter ended September 30, 1997.

Item 2.        Changes in Securities.

     During the quarter ended September 30, 1997, the Company sold the following equity securities that were not registered under the Securities Act of 1933: 600,000 restricted shares of Common Stock at $.125 per share wherein the Company received net proceeds of $75,000 in July 1997; 1,933,332 restricted shares of Common Stock at $.15 per share wherein the Company received net proceeds of $290,000 in July 1997; 4,300,000 restricted shares of Common Stock at $.07 per share wherein the Company received net proceeds of $301,000 in September 1997; and 3,050,000 restricted shares of Common Stock at $.10 per share wherein the Company received net proceeds of $305,000 in August and September 1997. All shares were sold under Regulation D and Section 4(2). Investors who acquired such shares were required to be accredited investors. The Company has agreed to register the shares pursuant to a registration statement to be filed with the Securities and Exchange Commission.

Item 3.        Defaults Upon Senior Securities.

          None.

Item 4.        Submission of Matters to a Vote of Security-Holders.

          None.

Item 5.        Other Information.

          None.

Item 6.        Exhibits and Reports on Form 8-K.

          (a)       Exhibits.

          There are no exhibits applicable to this Form 10-QSB.

          (b)       Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 1997.

     None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BRUSH CREEK MINING AND
                                   DEVELOPMENT CO., INC.
                                   (Registrant)


Dated:   November 17, 1997         By:  /s/James S. Chapin
                                        James S. Chapin,
                                        Chief Executive Officer



Dated:   November 17, 1997         By:  /s/James S. Chapin
                                        James S. Chapin,
                                        Principal Financial Officer
                                        and Principal Accounting
                                        Officer