Form 10QSB
period 1997-12-31
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1998-02-19
CIK 715583

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended DECEMBER 31, 1997


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

                     970 EAST MAIN STREET, SUITE 200
                     GRASS VALLEY, CALIFORNIA 95945
                (Address of Principal Executive Offices)

                             (530) 477-5961
             (Issuer's Telephone Number, Including Area Code)

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

             Common, $.0001 par value per share: 47,476,722
                   outstanding as of February 13, 1998

Transitional Small Business Disclosure Format:  Yes  X      No

                     PART I - FINANCIAL INFORMATION

      BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES


                     Index to Financial Information
                     Period Ended December 31, 1997

ITEM                                                              PAGE HEREIN

ITEM 1 - Financial Statements:

Condensed Consolidated Balance Sheets
as of December 31, 1997 (unaudited) and June 30, 1997.                3

Condensed Consolidated Statements of Operations (unaudited)
for the three months ended December 31, 1997 and 1996.                4

Condensed Consolidated Statements of Operations (unaudited)
for the six months ended December 31, 1997 and 1996 and for the period July 1, 1989 (date of resumption of development stage
enterprise activities) through December 31, 1997.                     5

Condensed Consolidated Statements of Cash Flows (unaudited)
for the six months ended December 31, 1997 and 1996  and for the period July 1, 1989 (date of resumption of development
stage enterprise activities) through December 31, 1997.               6

Notes to Condensed Consolidated Financial Statements (unaudited).     7


ITEM 2 -  Management's Discussion and Analysis or Plan
          of Operation.                                               9

              BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
                            AND SUBSIDIARIES
                    (A Development Stage Enterprise)
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                   December 31, 1997     June 30, 1997
                                   (Unaudited)           (Audited)

ASSETS
Current assets:
 Cash                              $   160,643           $    111,059
Inventory                               31,670                  2,750
Total current assets                   192,313                113,809

Office furniture and
 equipment, net                         48,057                 45,547

Mineral properties and
 mining equipment, net              10,091,969             10,190,581

Deposits                               272,095                272,095

   Total assets                    $10,604,434            $10,622,023



LIABILITIES AND SHAREHOLDER'S
 EQUITY

Current liabilities:
 Accounts payable and
  accrued liabilities              $ 1,782,235           $ 1,771,014
  Current portion of
   long term debt                      698,000               672,000
  Other                                  3,700                 3,700
Total current liabilities            2,483,935             2,446,714

Long-term debt, net or
 current portion                             -               362,000

     Total liabilities               2,483,935             2,808,714

Shareholders' Equity:
 Common Stock, $.0001
 par value;  authorized
 100,000,000 shares;
 issued and outstanding
 47,304,904 and
 31,370,482 shares
 as of December 31, 1997
 and June 30, 1997,
 respectively                      49,877,325            47,092,740
  Capital Contributions               450,000                     -
 Accumulated deficit              (11,260,214)          (11,260,214)
 Accumulated deficit
  during the
  development stage               (30,946,612)          (28,019,208)
Total shareholders'
 equity                             8,120,499             7,813,318
Total liabilities and
 shareholder's equity             $10,604,434           $10,622,032


        See notes to Condensed Consolidated Financial Statements.

         BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                             Three months
                                             Ended December

                                             1997               1996
Revenues:
  Sale of Joint Venture                      $         -        $         -
  Other Income                                         -                  -
  Interest income                                  3,168              5,527

      Total revenues                               3,168              5,527

Expenses:
  General and administrative expenses            704,389            243,292
  General mining and exploration                 627,282            493,170
  Loss on lease abandonments                           -                  -
  Depreciation and amortization                   65,875             93,969
  Loss (Gain) on sale of mining equip.                 -                  -
  Interest expense                                   847             29,512
  Litigation settlement                          573,959                  -

      Total expenses                           1,972,352            859,943

 Loss before extraordinary item               (1,969,184)          (854,416)

  Extraordinary item - net loss from
   debt extinguishment                                 -                  -

Net loss                                     $(1,969,184)         $(854,416)

Loss per common share before
  extraordinary item                               $(.07)            $(0.05)

 Net loss per common share                         $(.07)            $(0.05)

Weighted average common shares
  outstanding                                 29,669,830         18,248,180


              See notes to Condensed Consolidated Financial Statements.

      BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                    (A Development Stage Enterprise)
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)
                                                              Period from
                                    Six  Months               July 1, 1989
                                    Ended December 31         through
                                                              December 31,
                                    1997         1996         1997
Revenues:
  Sale of joint venture                      -         -      $  4,232,000
  Other income                               -         -           156,444
  Interest income                   $     5,766  $   15,531        190,377

Total revenues                            5,766      15,531      4,579,818

Expenses:
General and administrative
 expenses                             1,079,553     507,099     15,811,776
  General mining and exploration      1,147,060   1,388,778     12,201,313
  Loss on lease abandonments                  -           -        392,317
  Depreciation and amortization         131,750     192,621      1,565,652
  Loss (Gain) on sale of mining
   equipment                                  -      46,853        171,174
  Interest expense                          847      58,763        493,141
  Litigation settlements                573,959           -      4,137,032

Total expenses                        2,933,169   2,194,114     34,772,405


Loss before extraordinary item       (2,927,403) (2,178,583)   (30,192,587)

Extraordinary item - net loss
 from debt extinguishment                    -           -         144,462

Net loss                            $(2,927,403) $(2,178,583) $(30,048,125)

Loss per common share before
  extraordinary item                $(.099)      $(0.13)
Net loss per common share           $(.099)      $(0.13)

Weighted average common shares
outstanding                         29,669,830   17,202,142

        See notes to Condensed Consolidated Financial Statements.

      BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                     (A Development Stage Enterprise)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                  Six Months               Period from July 1,
                                  Ended December 31        1989 through
                                  1997         1996        December 31, 1997
Cash flows from operating
activities:
 Net income (loss)                $(2,927,403) $2,178,583  $(30,946,611)
 Adjustments to reconcile
  net income (loss) to net
  cash provided by (used in)
  operating activities:
  Gain on debt restructuring                -           -      (144,462)
  Depreciation and amortization       131,750     192,621     1,565,652
  Loss on lease abandonments                -           -       444,359
  Loss on litigation settlement       573,959           -     4,680,991
  Loss (Gain) on sale of mining
   equipment                                -      46,853        49,164
  Other                                     -           -        43,576
  Shareholder payment of
   services                                 -           -       105,055
  Stock and debt for services         423,573           -     1,126,641
 Change in inventory                  (28,920)     21,439       (29,330)
Change in note receivable                   -           -        47,462
Change in prepaid expenses                  -       6,173       501,736
 Change in deposits and other
  current assets                            -      15,712      (115,961)
 Change in deposits                         -           -       (29,065)
  Change in accounts payable
   and accrued liabilities             62,274      15,948     4,385,745

Total adjustment                    1,162,636     298,746    12,631,563

 Net cash provided by (used in)
    operating activities           (1,764,767) (1,879,837)  (18,315,048)

Cash flows from investing
activities:
  Acquisition of mineral
   properties, equipment,
   and deferred developments          (17,149)    (26,242)   (5,091,578)
  Acquisition of office equipment     (18,500)     (5,058)     (278,601)
  Proceeds from sale of equipment           -           -       384,356
  Proceeds from acquisition of
   Trans-Russian                            -           -        20,060
      Net cash used in investing
       activities                     (35,649)    (31,300)   (4,965,763)
Cash flows from financing
 activities:
  Advances from (to) affiliates       450,000           -     2,459,127
  Payments made to affiliates               -           -      (343,798)
  Proceeds from issuance of
   common stock                     1,736,000     716,251    22,002,513
  Proceeds from warrant extensions          -           -       207,750
  Proceeds from issuance of
    notes payable                           -           -       870,043
  Payments on long-term debt         (336,000)    (63,010)   (1,758,029)
  Proceeds from convertible
   debenture                                -           -       300,000
  Payments on convertible
   debenture                                -           -      (300,000)
     Net cash provided by
      financing activities          1,850,000     653,241    23,437,606

Net increase (decrease)
  in cash                              49,584  (1,257,896)      156,795
Cash at beginning of period           111,059   1,275,413         3,848

Cash at end of period                $160,643     $17,517      $160,643

Cash paid during the period
 for interest (net of amounts
 capitalized)                        $847         $            $338,449

         See notes to Condensed Consolidated Financial Statements.

       BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                      (A Development Stage Enterprise)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of December 31, 1997, the Condensed Consolidated Statements of Operations for the three months ended December 31, 1997 and 1996, the Condensed Consolidated Statements of Operations and Cash Flows for the six months ended December 31, 1997 and 1996 and for the period July 1, 1989 (date of resumption of development stage enterprise activities) through December 31, 1997, have been prepared by the Brush Creek Mining & Development Co., Inc. (the Company) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Form 10-KSB. The result of operations for the period ended December 31, 1997 is not necessarily indicative of the operating results for the full year.

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

In February 1992, the Company began limited production at the Ruby Mine under a permit that limited mill capacity to 225 tons per day. Production was terminated due to adverse weather conditions in December 1992. The company resumed limited production at the Ruby Mine in July 1993 and gradually increased production until October 1996 when production was suspended. In early 1997, the Company received interim approval from the United States Forest Service to transport thirty tons of ore per day from the lower Brush Creek Mine to the Ruby mill site. The Company has not commenced economic production and is therefore still considered to be in the development stage.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $42,206,826 from inception to December 31, 1997 and had a working capital deficit of $2,291,622 at December 31, 1997. These factors raise doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be successful in establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


NOTE 3 - STOCKHOLDERS' EQUITY

In October 1997, the Company sold 4,050,000 shares of its common stock pursuant to a private placement at a price of $0.10 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $405,000 from the sale.

In November, 1997 the Company issued 50,421 shares of its Common Stock for certain consulting services. The shares were registered with the Securities and Exchange Commission on Form S-8. The shares are valued at $1.172, the average of the bid and asked price for the Company's Common Stock on November 4, 1997.

Also in November, 1997, the Company sold 280,000 shares of its Common Stock pursuant to a private placement at a price of $.50 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $140,000 from the sale.

Also in November, 1997, the Company issued and caused to be released 150,000 shares of its Common Stock which had been in escrow in connection with an investment transaction pursuant to Regulation S which occured in September, 1996. The shares are valued at $.9375, the average of the bid and asked price for the Company's Common Stock on November 28, 1997.

In December, 1997, the Company sold 440,000 shares of its Common Stock pursuant to a private placement at a price of $.50 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $220,000 for the sale.

Also in December, 1997, the Company issued 156,667 shares of its Common Stock to pay for certain finders fees. The shares were issued pursuant to
Section 4 (2). The shares are valued at $.859375 the average of the bid and asked price for the Company's Common Stock on December 2, 1997.

Also in December, 1997, the Company issued 115,000 shares of its common stock to pay for certain finders fees. The shares were issued pursuant to
Section 4 (2). The shares are valued at $1.15625, the average of the bid and asked price for the Company's Common Stock on December 12, 1997.

Also in December, 1997, the company issued 433,334 shares of its Common Stock as part of a settlement with the Royal Bank plaintiffs. The shares are valued at $1.00 the average of the bid and asked price for the Company's Common Stock on December 31, 1997.

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

Liquidity and Capital Resources

At December 31, 1997, the Company had a working capital deficit of $2,291,622 which represents a decrease in working capital deficit of $176,699 as compared to a working capital deficit of $2,468,321 at September 30, 1997. The increase in working capital was primarily due to an increase in available cash from the Operating Agreement entered into with Sterling (discussed below).

The mining industry is capital intensive. During the fiscal year ended June 30, 1997, the Company raised $2.1 million from the sale of shares of Common Stock. During the first six months of fiscal 1998, the Company obtained additional equity financings. At December 31, 1997, the Company had a working capital deficit of $2,291,622 and had no material revenues from mining operations.

On November 20, 1997, the Company entered into an Operating Agreement, as amended (the "November 1997 Agreement"), with Sterling Mining L.L.C. ("Sterling") pursuant to which Sterling has agreed to participate with the Company (Sterling and the Company being referred to herein as the "Participants") in the exploration, evaluation and development of mineral resources within the Company's gold mining properties (the "Operations").
In connection therewith, Sterling as its initial contribution (the "Initial Contribution") has agreed to fund the Operations by contributing $9,000,000 payable as follows: (i) $500,000 upon execution of the November 1997 Agreement;
(ii) $700,000 on or before January 5, 1998; (iii) $1,200,000 on or before
June 30, 1998; (iv) $1,200,000 on or before January 5, 1999; (v) $1,800,000 on or before June 30, 1999; (vi) $1,800,000 on or before January 5, 2000;
and (vii) $1,800,000 on or before June 30, 2000.

In February, 1998, Sterling gave notice to the Company advising the Company that Sterling desired to exercise its option to acquire an additional interest (the "Additional Interest") by increasing the Initial Contribution to $15,000,000. Sterling shall pay the Company the following amounts in accordance with the following schedule:
1.  The sum of $300,000 on or before March 1, 1998.
2.  The sum of $300,000 on or before April 1, 1998.
3.  The sum of $600,000 on or before October 1, 1998.
4.  The sum of $600,000 on or before April 1, 1999.
5.  The sum of $600,000 on or before October 1, 1999.
6.  The sum of $900,000 on or before April 1, 2000.
7.  The sum of $900,000 on or before October 1, 2000.
8.  The sum of $900,000 on or before April 1, 2001.
9.  The sum of $900,000 on or before October 1, 2001.

With regard to the interests of the Participants, after Sterling's Contribution, the Company shall have a participating interest of 51% and Sterling shall have a participating interest of 49%.

The Agreement also provides for the establishment of a Management Committee in order to determine overall policies, objectives, procedures, methods and actions, which Committee will initially consist of one member appointed by the Company (James S. Chapin, Chief Executive Officer of the Company), one member appointed by Sterling (Robert Danial, a principal of Sterling) and one member appointed jointly by the Participants (Kenneth Friedman, a director of the Company).

In conjunction with the November 1997 Agreement, the Company has granted a stock option to Sterling pursuant to a Stock Option Agreement dated November 20, 1997 (the "Option Agreement") to acquire 6,000,000 shares of the Company's Common Stock (the "Initial Option"), and in the event Sterling exercises its option to acquire the Additional Interest described above, Sterling shall have the option to purchase an additional 6,000,000 shares of the Company's Common Stock (the "Additional Option"). The purchase price of the shares covered by the Initial Option shall be $.25 per share without commission for the first 3,000,000 shares and $.35 per share for the second 3,000,000 shares. The purchase price for the Additional Option shall be $.25 per share without commission for the first 3,000,000 shares and $.35 per share for the second 3,000,000 shares.

The Initial Options exercisable at $.25 per share shall become exercisable on the day on which Sterling has contributed $3,600,000 of the Initial Contribution and expire if the first installment of the Initial Option is not exercised by July 30, 2000. The $.35 Initial
Options shall become exercisable on each of the last three installments of the Initial Contribution. The Additional Options shall become exercisable in two installments as follows: (1) the $.25 additional option shall consist of the purchase of shares in an amount not exceeding 3,000,000 shares of Brush Creek Common Stock covered by the additional option and shall become exercisable after the payment of the $600,000 amount which becomes due on April 1, 1999, and (2) the $.35 additional option shall consist of five installments of the purchase of shares of Brush Creek Common Stock covered by the additional option and each sub-installment of 600,000 shares each shall become exercisable on the date on which optionee contributes each of the final five additional contributions starting with the October 1, 1999 installment. The Option Agreement further provides that the Company shall in good faith attempt to register the options and the underlying shares in advance of the date on which the options provided for thereunder are exercisable under said Option Agreement.

Sterling and James S. Chapin, the Company's Chief Executive Officer, have also executed a Voting Agreement dated as of November 19, 1997 pursuant to which Sterling has agreed to vote all shares of Common Stock now or any time hereafter held by it with respect to electing directors of the Board of the Company in favor of the directors selected by Mr. Chapin. The Voting Agreement has a term of five years provided however that the Voting Agreement shall be renewed automatically for succeeding terms of two years unless at least sixty days before the expiration of any such term any party gives written notice to the other of its intention not to renew the Voting Agreement.

The Company estimates its mining development and operating costs to be approximately $4 million for the fiscal year ending June 30, 1998. The majority of the funds will be used for operations in the lower Brush Creek mine and Ruby mill.

Results of Operations

The Company had total revenues of $5,766 (from interest only) during the six months ended December 31, 1997 compared to total revenues of $15,531 (from interest only) during the six months ended December 31, 1996. The Company had no revenues from operations during such periods. The Company had a ($2,927,403) net loss for the six months ended December 31, 1997 compared to a net loss of ($2,178,583) for the comparable fiscal 1996 period. This change in net loss is primarily due to an increase in general mining and exploration costs, general and administrative expenses, and litigation settlements. General and administrative expenses increased $572,454 from the same period in the prior fiscal year primarily due to an increase in administrative payroll and professional fees. In addition, the Company paid $573,959 in the form of Common Stock for litigation settlements.

The price of gold has a material effect on the Company's financial operations. Following deregulation, the market price for gold has been volatile. Since the end of 1987 the price of gold has declined from a high of approximately $500 per ounce to approximately $289.20 per ounce at December 31, 1997. Instability in the price of gold may affect the profitability of the Company's operations if and when the Company realizes economic production.

                       PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

Reference is made to the Company's Form 10-KSB for fiscal year ended June 30, 1997 and the financial statements included therein and in particular to Part I, Item 3 and Note 13 to the consolidated financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934. There has been no material changes in legal proceedings during the quarter ended December 31, 1997.

Item 2. Changes in Securities.

During the quarter ended December 31, 1997, the Company sold the following equity securities that were not registered under the Securities Act of 1933: 4,050,000 restricted shares of Common Stock at $0.10 per share wherein the Company received net proceeds of $405,000 in October 1997; 280,000 restricted shares of Common Stock at $0.50 per share wherein the Company received net proceeds of $140,000 in November 1997; 440,000 restricted shares of Common Stock at $0.50 per share wherein the Company received net proceeds of $220,000 in December 1997. All shares were sold under Regulation D and Section 4(2). Investors who acquired such shares were required to be accredited investors.

In addition, during the quarter ended December 31, 1997, the Company issued 271,667 restricted shares to pay for certain finders fees and issued 433,334 shares as part of a settlement with the Royal Bank Plaintiffs. The shares were issued pursuant to Section 4(2).

The Company has agreed to register all of the foregoing shares pursuant to a Registration Statement.

Item 3. Defaults upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security-Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

        There are no exhibits applicable to this Form 10-QSB.

        (b) Reports on Form 8-K.

        Listed below are reports on Form 8-K filed during the fiscal quarter ended December 31, 1997.

        None.

                               SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BRUSH CREEK MINING AND
                                    DEVELOPMENT CO., INC.
                                   (Registrant)

Dated: February 18, 1998           By: /s/James S. Chapin
                                       James S. Chapin,
                                       Chief Executive Officer


Dated: February 18, 1998           By: /s/ James S. Chapin
                                       James S. Chapin,
                                       Principal Financial
                                       Officer and Principal
                                       Accounting Officer