Form 10QSB
period 1998-03-31
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1998-05-15
CIK 715583

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998

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

                 Common, $.001 par value per share: 5,511,364
                        outstanding as of May 12, 1998
                (adjusted to reflect the one-for-ten reverse stock split
                       effective as of May 8, 1998)

Transitional Small Business Disclosure Format:  Yes    X         No ____

                        PART I - FINANCIAL INFORMATION

         BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES


                        Index to Financial Information
                          Period Ended March 31, 1998



      ITEM                                                       PAGE HEREIN

      Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets
      as of March 31, 1998 (unaudited) and June 30, 1997.               3

      Condensed Consolidated Statements of Operations (unaudited)
      for the three months ended March 31, 1998 and 1997.               4

      Condensed Consolidated Statements of Operations (unaudited)
      for the nine months ended March 31, 1998 and 1997 and
      for the period July 1, 1989 (dated of resumption of development
      stage enterprise activities) through March 31, 1998.              5

      Condensed Consolidated Statements of Cash Flows (unaudited)
      for the nine months ended March 31, 1998 and 1997 and
      for the period July 1, 1989 (dated of resumption of development
      stage enterprise activities) through March 31, 1998.              6

      Notes to Condensed
      Consolidated Financial Statements (unaudited).                    7


      Item 2 - Management's Discussion and Analysis
                  or Plan of Operation.                                 9

                 BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
                               AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1998         JUNE 30, 1997
                                       (Unaudited)             (Audited)

                                    ASSETS
Current Assets:
Cash                                $   939,105            $   111,059
Inventory                                41,865                  2,750

Total current assets                    980,970                113,809

Office furniture and
 equipment, net                          41,736                 45,547

Mineral properties and mining
 equipment, net                      10,086,363             10,190,581

Deposits                                272,095                272,095

      Total assets                  $11,381,164            $10,622,032


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued
 liabilities                        $ 1,657,492            $ 1,771,014
Current portion of long term debt       362,000                672,000
Other                                     3,700                  3,700
      Total current liabilities       2,023,192              2,446,714

Long-term debt,
 net of current portion                 -                      362,000

      Total liabilities               2,023,192              2,808,714

Shareholder's Equity
Common Stock, $.0001 par value;
authorized 100,000,000 shares;
issued and outstanding
53,088,238 and 31,370,482 shares
as of March 31, 1998 and
June 30, 1997, respectively          51,343,925             47,092,740
Capital Contributions                 1,350,000                  -
Accumulated deficit                 (11,260,214)           (11,260,214)
Accumulated deficit during
the development stage               (32,075,740)           (28,019,208)
      Total shareholders' equity      9,357,972              7,813,318
      Total liabilities and
      shareholders' equity          $11,381,164            $10,622,032

           See notes to Condensed Consolidated Financial Statements.

         BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           Three Months
                                           ended March 31,

                                   1998                   1997
Revenues:
  Sale of Joint Venture         $     -          $           -
  Other Income                        -                      -
  Interest income                 2,626                  3,712

      Total revenues              2,626                  3,712

Expenses:
  General and administrative
 expenses                       474,115                340,386
  General mining and
       exploration              593,232                314,455
  Loss on lease abandonments          -                      -
  Depreciation and amortization  59,581                 97,927
  Loss (Gain) on sale of
  mining equip.                       -                 33,649
  Interest expense                4,827                 28,275
  Litigation settlement               -                254,100
       Total expenses         1,131,755              1,068,792

  Loss before
   extraordinary item        (1,129,129)            (1,065,080)

  Extraordinary item -
  net loss from
  debt extinguishment                 -                      -

Net loss                   $ (1,129,129)          $ (1,065,080)

Loss per common share before
  extraordinary item       $      (.02)          $      (0.05)

 Net loss per
  common share             $      (.02)          $      (0.05)

Weighted average common shares
  outstanding                48,625,043             20,692,182


           See notes to Condensed Consolidated Financial Statements.

         BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                                           Period from
                                    Nine Months            July 1, 1989
                                    Ended March 31             through
                                 1998         1997      March 31, 1998
Revenues:
  Sale of joint venture           -             -     $     4,232,000
  Other income                    -             -             156,444
  Interest income            $  8,392      $ 19,244           196,171

       Total revenues           8,392        19,244         4,584,615

Expenses:
  General and administrative
  expenses                  1,553,668       847,485        16,612,589
  General mining and
  exploration               1,740,292     1,703,233        12,794,545
  Loss on lease abandonments      -             -             392,317
  Depreciation and
   amortization               191,331       290,548         1,625,233
  Loss (Gain) on sale of mining
   equipment                      -          80,502           171,174
  Interest expense              5,674        87,038           497,968
  Litigation settlements      573,959       254,100         4,710,991

       Total expenses       4,064,924     3,262,906        36,804,817

Loss before extraordinary
      item                 (4,056,532)   (3,243,662)      (32,220,202)

Extraordinary item - net loss from
  debt extinguishment             -             -             144,462

Net loss                  $(4,056,532)  $(3,243,662)     $(32,075,740)

Loss per common share before
  extraordinary item      $      (.10)      $ (0.18)
Net loss per common share $      (.10)      $ (0.18)

Weighted average common shares
outstanding                40,541,669    18,480,512



               See notes to Condensed Consolidated Financial Statements.

         BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                     Nine Months         Period from July 1,
                                     Ended March 31         1989 through
                                     1998         1997      March 31, 1998
Cash flows from
operating activities:
 Net income (loss)                   4,056,532)  $(3,243,622)    $32,075,740)
 Adjustments to reconcile
   net income (loss)
  to net cash provided by
  (used in) operating activities:
  Gain on debt restructuring               -            -           (144,462)
  Depreciation and amortization        191,331       290,548       1,625,233
  Loss on lease abandonments               -            -            444,359
  Loss on litigation settlement        573,959       254,100       4,680,991
  Loss (Gain) on sale of
   mining equipment                        -          80,502          49,164
  Other                                    -            -             43,576
  Shareholder payment of services          -            -            105,055
  Stock and debt for services          423,573          -          1,126,641
 Change in inventory                   (39,115)       21,540         (39,526)
Change in note receivable                  -            -             47,462
Change in prepaid expenses                 -          40,131         501,736
 Change in deposits and
  other current assets                     -         115,712        (115,961)
 Change in deposits                        -            -            (29,065)
  Change in accounts payable
   and accrued liabilities             (63,005)      191,912       4,260,467

Total adjustment                     1,086,743       994,445      12,555,670

 Net cash provided by (used in)
     operating activities           (2,969,789)   (2,249,217)    (19,520,070)

Cash flows from
 investing activities:
  Acquisition of mineral
  properties, equipment,
  and deferred developments           (64,217)       (9,189)      (5,138,646)
  Acquisition of office equipment     (18,548)      (57,852)        (278,649)
  Proceeds from sale of equipment         -          90,000          384,356
  Proceeds from acquisition
   of Trans-Russian                       -            -              20,060
      Net cash used in
      investing activities            (82,765)       22,959       (5,012,879)
Cash flows from
      financing activities:
  Advances from (to) affiliates     1,350,000          -           3,359,127
  Payments made to affiliates             -            -            (343,798)
  Proceeds from issuance
   of common stock                  3,202,600     1,095,251       23,469,113
  Proceeds from
   warrant extensions                     -            -             207,750
  Proceeds from
   issuance of notes payable              -            -             870,043
  Payments on long-term debt         (672,000)     (73,631)       (2,094,029)
  Proceeds from
   convertible debenture                  -            -             300,000
  Payments on
   convertible debenture                  -            -            (300,000)
     Net cash provided
     by financing activities        3,880,600    1,021,620        25,468,206

Net increase (decrease)
   in cash                            828,046   (1,204,638)          935,257
Cash at beginning of period           111,059    1,275,413             3,848

Cash at end of period          $      939,105   $   70,775    $      939,105
Cash paid during
   the period for interest
  (net of
   amounts capitalized)        $        5,674   $             $      343,276


                   See notes to Condensed Consolidated Financial Statements.

            BRUSH CREEK MINING AND DEVELOPMENT CO., INC. AND SUBSIDIARIES
                          (A Development Stage Enterprise)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of March 31, 1998, the Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997, the Condensed Consolidated Statements of Operations and Cash Flows for the nine months ended March 31, 1998 and 1997 and for the period July 1, 1989 (date of resumption of development stage enterprise activities) through March 31, 1998, have been prepared by the Brush Creek Mining & Development Co., Inc. (the Company) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Form 10-KSB. The result of operations for the period ended March 31, 1998 is not necessarily indicative of the operating results for the full year.

The information reflected in these consolidated statements, including the notes, does not take into account the one-for-ten reverse stock split (the "Reverse Stock Split") of the Company's authorized, issued and outstanding Common Stock which was effected as of May 8, 1998. As a result thereof, each ten shares of Common Stock, par value $.0001 per share, of the Company issued and outstanding immediately prior to the Reverse Stock Split now represents one share of Common Stock, par value $.001 per share.

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

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $43,335,954 from inception to March 31, 1998 and had a working capital deficit of $(1,042,222) at March 31, 1998. These factors raise doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be successful in establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company has recently received comments from the staff of the Securities and Exchange Commission wherein the staff has indicated that it has reconsidered existing accounting practices for mineral expenditures by United States junior mining companies. The staff has indicated that accounting policy for junior mining companies permits capitalization of acquisition, exploration and development costs only after persuasive engineering evidence is obtained to support recoverability of these costs. The staff has suggested that there is no evidence in the Company's filings to support proven/probable reserves and has therefore indicated that capitalized acquisition and development costs should be expensed. The Company has recently submitted information to the staff in support of the Company's position that it has sufficient persuasive engineering (and geological) evidence to support recoverability of capitalized costs for certain of its mining properties. No assurance can be given that the Commission will accept the Company's position in which event the Company will have to revise its financial statements and accounting policy notes thereto.

NOTE 3 - STOCKHOLDERS' EQUITY

In January 1998, the Company sold 50,000 shares of its common stock pursuant to a private placement at a price of $.50 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $25,000 from the sale.

In February 1998, the Company sold 1,987,500 shares of its Common Stock pursuant to a private placement at a price of $.184 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $365,700 from the sale.

In March 1998 the Company sold 412,500 shares of its common stock pursuant to a private placement at a price of $.184 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $75,900 for the sale.

Also in March, 1998 the Company sold 3,333,334 shares of its common stock pursuant to a private placement at a price of $.30 per share. The shares were sold pursuant to Regulation S. The Company received a net amount of $1,000,000 for the sale.


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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had a working capital deficit of $(1,042,222) which represents a decrease in working capital deficit of $1,249,400 as compared to a working capital deficit of $(2,291,622) at December 31, 1997. This change in working capital is primarily due to an increase in cash available to meet operating expenses and payment of one of two remaining scheduled payments due to the Royal Bank of Scotland for a litigation settlement.

The mining industry is capital intensive. During the fiscal year ended June 30, 1997, the Company raised $2.1 million from the sale of shares of Common Stock. During the first nine months of fiscal 1998, the Company obtained additional equity financings. In addition, the Company entered into an operating agreement with Sterling Mining, LLC on November 20, 1997. This agreement provides an initial contribution of $9,000,000.

In February 1998, Sterling Mining exercised its option to acquire an additional interest (the "Additional Interest") by increasing the Initial Contribution to $15,000,000. Sterling has met its obligations to date by contributing $700,000 in January, 1998 and $300,000 in March, 1988 per the agreed payment schedule.

The Company estimates its mining development and operating costs to be approximately $5 million for the fiscal year ending June 30, 1998. The joint venture funds will be used for operations in the lower Brush Creek mine and Ruby mill.

RESULTS OF OPERATIONS

The Company had total revenues of $8,392 (from interest only) during the nine months ended March 31, 1998 compared to total revenues of $19,244 (from interest only) during the nine months ended March 31, 1997. Gold sales for the nine months ended March 31, 1998 was $100,559 and was used to offset operating expenses. The Company had a ($4,056,532) net loss for the nine months ended March 31, 1998 compared to a net loss of ($3,243,662) for the comparable fiscal 1997 period. This change in net loss is primarily due to an increase in general mining and exploration costs, general and administrative expenses, and litigation settlements. General and administrative expenses increased $706,183 from the same period in the prior fiscal year primarily due to an increase in administrative payroll and professional fees.

The price of gold has a material effect on the Company's financial operations. Following deregulation, the market price for gold has been volatile. Since the end of 1987 the price of gold has declined from a high of approximately $500 per ounce to approximately $300.50 per ounce at March 31, 1998. Instability in the price of gold may affect the profitability of the Company's operations if and when the Company realizes economic production.




                          PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS.

Reference is made to the Company's Form 10-KSB for fiscal year ended June 30, 1997 and the financial statements included therein and in particular to Part I,
Item 3 and Note 13 to the consolidated financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934. There has been no material changes in legal proceedings during the quarter ended March 31, 1998.


Item 2.   CHANGES IN SECURITIES.

During the quarter ended March 31, 1998, the Company sold the following equity securities that were not registered under the Securities Act of 1933: 50,000 restricted shares of Common Stock at $.50 per share wherein the Company received net proceeds of $25,000 in January 1998; 1,987,500 restricted shares of Common Stock at $.184 per share wherein the Company received net proceeds of $365,700 in February 1998; 412,500 restricted shares of Common Stock at $.184 per share wherein the Company received net proceeds of $75,900 in March 1998. All shares were sold under Regulation D and Section 4 (2). Investors who acquired such shares were required to be accredited investors. The Company has agreed to register all the foregoing shares pursuant to a Registration Statement.

In addition, during the quarter ended March 31, 1998, the Company issued 3,333,334 restricted shares pursuant to Regulation S and received net proceeds of $1,000,000.


Item 3.   DEFAULTS UPON SENIOR SECURITIES.

    None.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

              On January 8, 1998, an annual meeting of shareholders was held for the following purposes: (1) to elect four directors to serve as the Board of Directors of the Company until the next annual meeting of shareholders and until their successors shall be elected and shall qualify; and (2) to ratify the selection of Brown Armstrong Randall & Reyes as the Company's auditors for the fiscal year ending June 30, 1998. At such meeting James S. Chapin, Howard
I. Kalodner, Albert E. Miller and Kenneth S. Friedman, each an incumbent director, were duly elected as directors of the Company. Mr. Chapin received 23,296,497 affirmative votes, 10,399 votes withheld authority and 102,366 votes abstained; Mr. Kalodner received 23,301,383 affirmative votes, 5,513 votes withheld authority and 102,366 votes abstained; and each of Mr. Miller and Mr. Friedman received 23,301,433 affirmative votes, 5,463 votes withheld authority and 102,366 votes abstained. Proposal 2 was duly approved with 23,349,715 affirmative votes, 33,888 negative votes and 25,659 abstentions.


Item 5.   OTHER INFORMATION.

    None.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

             There are no exhibits applicable to this Form 10-QSB.

      (b)   Reports on Form 8-K.

             Listed below are reports on Form 8-K filed
            during the fiscal quarter ended March 31, 1998.

Items Reported               Financial Statements Filed        Date of Report

Sale of equity securities              None                    March 25, 1998
Pursuant to Regulation S

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BRUSH CREEK MINING AND
                                     DEVELOPMENT CO., INC.
                                    (Registrant)


Dated: May 14, 1998                  By:/s/ James S. Chapin
                                        James S. Chapin,
                                        Chief Executive Officer



Dated: May 14, 1998                  By:/s/ James S. Chapin
                                         James S. Chapin,
                                         Principal Financial Officer
                                         and Principal Accounting Officer