Form 10KSB
period 1998-06-30
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1998-11-25
CIK 715583

SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  DC    20549
________________________

FORM  10-KSB

[X]  ANNUAL  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF  1934
       For  the  fiscal  year  ended  JUNE  30,  1998
[  ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT  OF  1934

Commission  file  number  0-12761

BRUSH  CREEK  MINING  AND  DEVELOPMENT  CO.,  INC.
(Name  of  Small  Business  Issuer  in  Its  Charter)

NEVADA
(State  or  Other  Jurisdiction  of  Incorporation  or  Organization)

88-0180496
(I.R.S.  Employer  Identification  Number)

11117  LOWER  CIRCLE  DRIVE,  GRASS  VALLEY,  CALIFORNIA  85949
(Address  of  principal  executive  offices)

 (530)  477-0834
(Issuer's  telephone  number,  including  area  code)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON, PAR VALUE $.0001

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No      X
             -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  Issuer's  revenues  for  its  most  recent  fiscal  year:  $15,390.

As of September 30, 1998, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (5,143,743 shares) was approximately $1,846,604. The number of shares outstanding of the Common Stock ($.0001 par value) of the Issuer as of the close of business on September 30, 1998 was 5,554,179.

Documents  Incorporated  by  Reference:    Portions  of  the  registrant's proxy
statement for the annual meeting of shareholders to be held in fiscal 1998 are incorporated by reference into Part III of this report.

Transitional  Small  Business  Disclosure  Format:          Yes      X   No ____
                                                                 -----

PART  I


Certain statements contained in this Form 10 Report are forward-looking statements, including statement with respect to the Company's budgeted or anticipated expenses. "Forward-looking statements" can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate,""continue," "present value," "future," or "reserves," or other variations thereof or comparable terminology. All of these statements involve assumptions of future events which may not prove to be accurate and risks and uncertainties. For these and other reasons, actual results may differ materially from those projected or implied.


Item  1.      DESCRIPTION  OF  BUSINESS.

RISK  FACTORS
-------------

LACK OF PROFITABILITY; CONTINUING LOSSES; AND DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has incurred losses of $50,059,368 from inception to June 30, 1998 and had not realized economic production as of June 30, 1998. As a result of the Company's cumulative losses from operations, and the fact that the Company has not realized economic production from its mineral properties, the Company's independent auditor's report, dated November 22, 1998, for the year ended June 30, 1998, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. Additionally, the Company is in default on the leases of certain of its mining properties. The lessors have not taken action to foreclose on the leases and the Company is making every effort to fulfill the agreements. The loss of these leases would have a material adverse effect on the Company.

NEED  FOR  ADDITIONAL  FINANCING;  LACK  OF  LIQUIDITY;  NO  MATERIAL  REVENUES.

The mining industry is capital intensive. During the fiscal year ended June 30, 1998, the Company raised $6,369,999 from the sale of 6,371,105 shares of Common Stock. At June 30, 1998, the Company had a working capital deficit of $1,387,633 and had no material revenues from mining operations. Additional financing will be required in order for the Company to cover its future mining and development costs and to engage in full scale mining operation. At this time, the Company has no definitive plans regarding additional financing, but believes that it will likely be obtained through equity financing such as stock offerings or joint ventures. No assurances can be given that the Company will be able to raise cash from additional financing efforts and, even if such cash is raised, that it will be sufficient to satisfy the Company's capital requirements. If the Company is unable to obtain sufficient funds from future financings and/or operations, the Company may not be able to achieve its business objectives and may have to scale back its development plans. In addition, the Company may have to sell its assets in order to meet its obligations and may lose some of its properties for failure to make lease payments. In fiscal 1997, the Company sold equipment in order to meet some of its obligations. In addition, the Company could lose some of its properties for failure to make lease payments. In the event the Company is unable to obtain additional financing the Company may be required to seek protection under the bankruptcy laws.

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ SYSTEM; RISKS RELATING TO LOW-PRICED STOCKS.

The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. The Securities and Exchange Commission recently approved substantial changes in Nasdaq's SmallCap Market maintenance standards. The continued listing requirements will be effective in February 1998. The new minimum maintenance requirements will require net tangible assets of $2,000,000, or market capitalization of $35,000,000, or $500,000 in net income for two of the last three years. In addition, continued inclusion on Nasdaq will require a public float of 500,000 shares, a $1,000,000 market value for the public float, 300 shareholders, a bid price of $1.00 per share and two market makers. Since August 1996, the bid price for the Company's Common Stock has not been $1.00 or more per share. Accordingly, unless the price for the Company's Common Stock improves, the Company has not been in compliance with the new maintenance criteria effect as of February 1998. A company will not be deemed in compliance with the minimum bid price of $1.00 per share when its stock drops below $1.00 for thirty days. The company has been notified of delisting proceedings. The failure to meet these maintenance criteria may result in the delisting of the Company's securities from Nasdaq, and trading if any, in the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon-broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock.

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

VOLATILE  MARKET  PRICES  FOR  GOLD.

The price of gold has a material effect on the Company's financial operations. Following deregulation, the market price for gold has been highly speculative and volatile. Since the end of 1987 the price of gold has declined from a high of approximately $500 per ounce to approximately $296 per ounce at November 23, 1998. Instability in the price of gold may affect the profitability of the Company's operations. No assurances can be given that the Company's mines contain ore in commercial quantities or, if ore in commercial quantities is discovered, that gold could be produced at a profit given the recent market price range for gold.

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

DESCRIPTION  OF  BUSINESS
-------------------------

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

THE  COMPANY'S  CURRENT  FOCUS.

During fiscal 1998 the Company continued its pursuit of a joint -venture partner which it began in fiscal 1997. In November 1997, Brush Creek successfully concluded a mining agreement with Sterling Mining, LLC which called for payments totaling $9,000,000. Subsequently in February 1998, the lead negotiators for Sterling Mining agreed to contribute an additional $6,000,000 to the Company under the name of Volcanic Resources, LLC. The monies were to be paid in over several years. The initial venture contributions were primarily used for exploratory mining which was conducted in the Lower Brush Creek Mine. Initially 9,000 tons of remnant pillars surrounding the Golden Gate Ore Shoot and approximately 50,000 tons of material also situated above track level and previously identified as prospective were targeted. Pillar number one, adjacent to the dyke, yielded high-grade specimen gold until Company miners discovered that, contrary to maps in the Company's possession, its top had been previously mined, presumably by a lessor. Pillar number four also proved to have been mined more extensively than expected. The remaining material in the pillar was below ore grade. At about the same time, Company mining engineers and geologists concluded that stopping on the fifth and sixth levels of the Golden Gate Shaft to the south of the ore shoot and underhand stopes on the Peavine level might indicate the presence of an ore shoot. Extensive exploratory mining produced several rounds of encouraging high grade gold. Other rounds were barren, but many showed visible gold. Overall the effort was inconclusive.

The Company reopened the Lawry side of the Ruby Mine. The Lawry Shaft was fully rehabilitated and the Company began drifting around the Bell works in an effort
to  find  the  continuation  of  the  Black  Channel.    Plans  were  made  for
rehabilitating the Ruby side of the mine in an effort t reach the Big Bend area of the Black Channel which, in the late 1930's and early 1940's, produced perhaps the most significant collection of placer gold ever discovered. Data available to the Company indicates that World War II interrupted mining and perhaps a portion of this significant area has yet to be mined.

During the year the Company planned for and began construction of a new tailings
disposal  pit  on  the  Carson  site.    Finally,  the  Company investigated the
potential  for  mining  silica  at  two  of  its  mine  sites.

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

CERTAIN  SUBSEQUENT  EVENTS.

The Company has had a change in management effective November 19, 1998. Mr. James Chapin resigned as C.E.O., and Mr. Larry Stockett has assumed that role. New management is implementing a plan to infuse significant capital and attempt to save the NASDAQ small cap listing. NASDAQ has requested a written hearing on Thursday, December 10, 1998, to discuss this subject. New management is submitting reports and plans for the hearing.

EMPLOYEES.

The  Company  has  no  full-time  employees,  and  operates in only one industry
segment.    When  new  management is in place, and operating funds are obtained, employees  will  be  hired  back.

Item  2.      DESCRIPTION  OF  PROPERTY.

The following is a discussion of the mining properties controlled by the Company. The Company began geological and engineering studies on all of its mining properties in January 1991. The Company received Phase I and Phase II Reports, the most recent of which is dated October 1992, following these studies. The Company has not completed sufficient geological activities and drilling to establish proven or probable ore reserves for its mines other than with respect to Gardner's Point. The Company has no present intention of conducting further geological exploration and drilling to search for economic mineralized material for its mining properties.

The Company has obtained engineering evidence to support probable reserves for its Gardner's Point gold placer deposit only. All other prospects belonging to the Company are in "exploration stage" which require additional underground work and/or drilling and a comprehensive economical feasible report to qualify as a commercially viable ore body.

The Company began limited production at the Wolf vein and Lawry area placer gravels at the Ruby Mine during the fiscal year ended June 30, 1996, however, limited production was suspended in October 1996 as the Company focused its efforts on rehabilitating the lower Brush Creek mine. In early 1997, the Company began preparing the lower Brush Creek Mine for limited production. In June 1997, the Company received interim approval from the United States Forest Service to transport thirty tons of mineralized material per day from the lower Brush Creek Mine to the Ruby mill site. The Company has not commenced economic production and is therefore still considered to be in the development stage. Further work at these mines is subject to the Company receiving additional financing. There can be no assurance that the Company will obtain any required financing or any part thereof. In the event the Company is unable to raise the required financing, the Company will be forced to scale back its operations. See "Risk Factors--Need For Additional Financing; Lack of Liquidity; No Material Revenues".

BRUSH  CREEK  MINE.

The Company owns the Brush Creek Mine which the Company acquired in 1982. There are no proven or probable reserves at this time and the Company's original cost was $408,496. This mine is currently fully operational and is currently being worked two shifts per day underground, five days per week. All regulatory requirements are up-to-date and approved. The Company currently operates the mine and intends to continue to do so. Current cost of repairs and maintenance to keep the mine operational is approximated at $123,000.

The Brush Creek Mine is an underground lode gold mine located in Sierra County, California, approximately eight miles west of the town of Downieville, California. It consists of eight patented mining claims comprising approximately 245 acres and 45 unpatented mining claims comprising approximately 960 acres. The Company's investment in this property is $811,667 at June 30, 1998, consisting of $408,496 of land and $811,667 of mining equipment. All previously capitalized development costs have been expensed in the Consolidated Statement of Operations for the fiscal year ended June 30, 1997 as a cumulative effect of a change in accounting principle. See "Description of Business" under Part I,
Item  1.

All of the unpatented claims in the mineral property package are in good standing with assessment work documents for 1997 filed with both the Bureau of Land Management (BLM) in Sacramento and Sierra County in Downieville. The patented claims of the Brush Creek Mine are not fully permitted for underground exploration, development and production. A waste discharge permit is required and a plan of operation must be filed with the U.S. Department of Forestry and Sierra County before full scale mining may begin. The Company is in the process of obtaining such permit or filing a plan.

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

In April of 1982, the Company leased the Brush Creek Mine and, in February of 1984, it purchased all patented and unpatented claims of the Brush Creek Mine. The Company continued limited development and production until the end of 1985 when the Brush Creek Mine was closed. Until the Brush Creek Mine was closed in 1985, work was carried out on an extension of the old Brush Creek Shaft and mineralized material pockets were exploited between the 410 and 465 foot level. A new 60 tons-per-day mill was assembled near the portal of the Brush Creek tunnel and 14 holes totaling 4,950 feet were cored from various underground locations. Subsequent mining produced approximately 700 to 1,000 ounces of gold.

Both upper and lower adits are reinforced with concrete and have steel security doors. The Brush Creek Mine has 30-pound rail, and electrical and air lines on both levels. The rail is in good condition. There is also a steel corrugated equipment building and a small changing room for miners located on the mineral property.

Water normally accumulates from underground sources in the Brush Creek Mine. This water can be pumped in sufficient quantity and quality for mining operations and the Company anticipates that it will be sufficient to meet its mining and milling needs. In addition to underground water, two streams flow all year on the mineral property.

The Brush Creek Mine is accessible by a graveled road maintained by Sierra County. Snow removal is performed during the winter by the Company. Electrical power is supplied by Pacific Gas and Electric Company, a public utility.

GARDNER'S  POINT  AND  PIONEER  MINES.

The Company owns the Gardner's Point and Pioneer Mines which mines were acquired by the Company in 1985. The Company has obtained engineering evidence to support probable reserves for the Gardner's Point gold placer deposit only. The
Company's original cost was $350,625. The mine has been in a care and maintenance status since October 1988. There are no permits in place at this time for this mine other than annual storm water permits. The Company intends to eventually operate the mine, potentially with a partner. Current cost of repair and maintenance to maintain this mine idle is approximately $50,000 plus $180,000 in additional reclamation bonding.

Based upon its feasibility studies, the Company believes that the Gardner's Point gold placer deposit contains a probable reserve of approximately 9,810,000 bank cubic yards (bcy) with an estimated average grade of 0.0221 ounce of gold per bcy resulting in an estimated total amount of approximately 216,000 contained ounces of gold. No assurance can be given that such results will be achieved or that any gold will be successfully mined at Gardner's Point.

The Gardner's Point and Pioneer Mines include two placer mines located on the same parcel of land comprising approximately 700 acres. These mines are approximately 10 air miles northwest of Downieville and three air miles east of La Porte in Sierra County, California in the Port Wine Gold Mining Region. The Gardner's Point and Pioneer Mines are approximately 12.5 air miles from the Company's other mines. These mines consist of three patented claims, the Pioneer, the Comet, and the Challenge, and two unpatented claims. The Company's investment in this property is $1,084,325 at June 30, 1998, consisting of $185,477 of land, $770,327 of development costs, and $128,521 of mining equipment.

All of the unpatented claims in the mineral property package are in good standing with assessment work documents for 1997 filed with both the BLM in Sacramento and Sierra County in Downieville. A new operating permit and a waste discharge permit are required before full scale mining may begin at the Pioneer Mine. The Company has no current plans to obtain such a permit.

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

Pursuant to SMARA guidelines, the Company has submitted through its consultant, Vector Engineering, Inc., a revised reclamation cost estimate on Gardner's Point and is entering into a phased program for approval with the lead agency and the Department of Conservation. Also during the same procedure, the Company will address the use permit for the mine as well as an interim management plan for up to a five year period. Additional reclamation bonding will be required subsequent to final approval of this plan.

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

RUBY  MINE.

Pursuant to a leasehold interest acquired in 1989, the Company leases the Ruby Mine with an option to purchase for $4,000,000. The Company pays $13,066 monthly as a minimum lease payment. There are no proven or probable reserves at this time. The Company's original cost for the lease was $200,000. The mine is currently not in operation, has been idle for approximately 1-1/2 years. The Company intends to re-open the mine as soon as practical. The Company has requested a courtesy inspection from California OSHA. The Company believes that all other permits are in place to operate the mine. The Company fully intends to operate this mine. Current cost of repairs and maintenance to render the mine idle is $20,000.

In December of 1989, the Company issued 100,000 shares of its Common Stock which it used to purchase an option to lease the Ruby Mine and to purchase equipment located on the site. In March of 1990, the Company paid $50,000 to extend the option period to April 30, 1990. In April of 1990, the Company issued an additional 125,000 shares of its common stock in order to extend the option period to June 30, 1990. The Company exercised the option on June 30, 1990 by paying the owner $150,000 cash, which represents lease consideration of $50,000 and a $100,000 down payment on the purchase of the equipment. To complete the equipment purchase, the Company agreed to pay an additional $100,000 in cash in three equal semi-annual installments, which have been paid. The Company's investment in this mineral property consists of $1,975,525 of mining equipment. All previously capitalized development costs and land options have been expensed in the Consolidated Statement of Operations for the fiscal year ended June 30, 1997 as a cumulative effect of a change in accounting principle. See "Description of Business" under Part I, Item 1.

Pursuant to the terms of the lease, which was most recently modified on March 27, 1997, the Company must pay a 7-1/2% net smelter royalty on all minerals produced from lode deposits and 10% on minerals produced from placer deposits with a minimum lease payment of $13,066 per month through June 30, 2000, subject to an adjustment based on the Consumer Price Index. The lease may be extended for two additional five-year periods or the mineral property may be purchased for $4,000,000 subject to adjustment based on the Consumer Price Index payable by June 30, 2000. All payments made subsequent to July 1, 1995, to acquire the lease/option and all payments made under the lease subsequent to July 1, 1995, will be credited against the option purchase price. Performance under the lease purchase agreement is secured by the Company's equipment used in the mining operations on the leased premises.

During 1997, the Company negotiated modification agreements for the Ruby Mine and the Rising Sun Mine (see below) to pay, in cash, one month lease payment in arrears, increase the amount of equipment held as collateral pursuant to the Ruby Mine and the Rising Sun Mine lease agreements by filing UCC-1 financing statements listing the additional equipment, all right, title and interest of certain "ore specimens" for which Ruby Development Co., Inc. will credit the value against past due minimum royalty payments and grant Ruby Development Co., Inc. an option to purchase up to 50,000 shares of the Company's common stock at a price of $.25 per share until July 1, 1999. The Company has not made any payments on this lease since June of 1998. The Company owes the lessor approximately $165,000 in past due lease payments and related interest. There is a question as to whether the Company currently has a lease.

The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, California in Sierra County. The Ruby Mine consists of two patented claims comprising approximately 435 acres and 37 unpatented claims comprising approximately 1,150 acres. The mine encompasses four distinct underground river channels and three known lode gold veins.

All of the unpatented claims in the mineral property package are in good standing with assessment work documents for 1997 filed with both the BLM in Sacramento and Sierra County in Downieville. The patented claims of the Ruby Mine are fully permitted for underground exploration, small scale development and small scale production. However, a waste discharge permit is required and a plan of operation must be filed with the U.S. Department of Forestry before operations can be expanded beyond the current 225 tons-per-day.

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

The majority of the historical production at the Ruby Mine has come from underground placers. Since 1942 virtually no new ground has been opened and most of the attention has been directed at the Wolf lode vein and the Big Bend area of the Black Channel, a famous underground placer. Due to extensive overburden of up to 700 feet on the mineral property, the only way new reserves will be established is from underground, utilizing mapping, sampling, and drilling techniques and by opening new ground.

The Ruby Mine hosts a gold recovery washing plant with all associated equipment, a mill building, and a separate compressor building in good condition. The Ruby Tunnel has been rehabilitated, retimbered and refitted. The underground workings include 30-pound mine rail and electrical and ventilation equipment. The Ruby Mine has compressors, generators and an electric train with sufficient haulage capacity to feed a 200 ton per-day-mill. There are 21 mine ore cars and a Mancha locomotive in good condition on the mineral property.

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

RISING  SUN  MINE.

Pursuant to an interest acquired in 1989, the Company leases the Rising Sun Mine with an option to purchase for $1,000,000. The Company pays a minimum monthly lease payment of $5,213. There are no proven or probable reserves in this mine at this time. The Company's original cost was 10,000 shares of the common stock and $20,000. The mine is currently idle. Regulatory requirements before the mine is operational are: Approved Use Permit from lead agency of Sierra County; Plan of Operations from US Forest Service; Waste Discharge Permit from California Water Quality Control Board; Approval from California Fish and Game; Approval from Northern Sierra Air Quality Board. The Company fully intends to operate this mine. Current costs of repairs and maintenance to keep the mine idle is $1,000.

As stated above, in December of 1989, the Company issued 10,000 shares of its common stock for an option to lease the Rising Sun Mine. On June 30, 1990, the Company exercised the option upon payment of $20,000 cash and entered into a five year lease with an option to purchase. Pursuant to the terms of the lease, which was most recently modified on November 11, 1994, the Company must pay a net smelter royalty of 8% on all minerals produced with a minimum royalty of $4,590 per month, through June 30, 2000, subject to an adjustment based on the Consumer price index. The mineral property may be purchased for $1,000,000 payable on or before June 30, 2000, subject to adjustment based on the Consumer Price Index. All payments made to acquire the lease/option and all payments made under the lease will be credited against the option purchase price. See the discussion of the Ruby Mine above for information on the modification agreement entered into in 1997. The Company has not made any payments on this lease since June of 1998. The Company owes the lessor approximately $55,000 in past due lease payments and related interest. There is a question as to whether the Company currently has a lease The Company has no investment in this mineral property at June 30, 1998. All previously capitalized development costs and land options have been expensed in the Consolidated Statement of Operations for the fiscal year ended June 30, 1997 as a cumulative effect of a change in accounting principle. See "Description of Business" under Part I, Item 1.

The Rising Sun Mine is an underground lode gold mine located approximately three miles southeast of Allegheny, California. It consists of four patented claims comprising approximately 52 acres, three unpatented claims comprising approximately 60 acres, and one placer claim comprising 10 acres.

All of the unpatented claims in the mineral property package are in good standing with assessment work documents for 1997 filed with both the BLM in Sacramento and Sierra County in Downieville. There are currently no existing permits to mine either the patented or unpatented claims.

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

There is a generator, compressor, rock drills, and a mucking machine on the mineral property. The overall ground condition of the mine is good. Since the early 1960's, the Rising Sun Mine has operated on a care and maintenance level only. Currently, however, the Company is driving around a caved in area in an attempt to get to the face of the drift where high-grade assays have been reported. The Company also is attempting to find the potentially high grade intersection of the Belmont and Rising Sun veins.

The Rising Sun Mine is accessible via Kanaka Creek Road, a graveled road. The mineral property will require on-site generators to supply power.

CARSON  MINE.

The Company owns the Carson Mine which was acquired in July 1990. There are no proven or probable reserves at this mine at this time. The Company's original cost was $2,299,000. The mine is currently idle. The regulatory requirements of this mine are under the same Plan of Operations as for the Ruby Mine: i.e. the Company is waiting for approval from the US Forest Service Renewal three year Plan of Operations. There are no other regulatory permits to make the mine fully operational. The Company fully intends to operate this mine. Current costs for repair and maintenance are $25,000 to remain idle on this mineral property. The cost to become operational is $100,000.

The Carson Mine is located in Sierra County, California, on the western slope of the Sierra Nevada Mountain Range. Access to the Carson Mine is by a two mile dirt road, which connects the Henness Pass Road, an all weather paved road. The nearest large population center is Grass Valley, about 40 miles south of the site. Downieville is located two miles north of the Carson Mine. Allegheny, California is approximately four miles south of the Carson Mine. The Carson Mine, also known as the City of Six Mine, is an underground mine and consists of 21 unpatented lode claims and two unpatented placer claims comprising approximately 550 acres. The Company's investment in this mineral property is $2,242,693 at June 30, 1998, consisting of $2,199,858 of land, and $42,835 of mining equipment. All previously capitalized development costs have been expensed in the Consolidated Statement of Operations for the fiscal year ended June 30, 1997 as a cumulative effect of a change in accounting principle. See "Description of Business" under Part I, Item 1.

The City of Six gravel deposit was discovered at the site of the Carson Mine in the 1850's. The mineral property was operated as a hydraulic pit until 1886, when hydraulic mining was stopped in California by judicial mandate. From 1860 to 1879, the gravel was worked underground by drift mining. Reports from 1879 indicate that a channel had been tunneled from the City of Six pit to Rock Creek, a distance of about one mile.

Work began on the Carson Mine in the mid 1920's. By 1930, two adits had been driven on the Carson Mine vein; the upper adit 925 feet and the lower adit about 2,600 feet. The two adits are separated vertically by 460 feet and on the dip by 500 feet. From 1932 to 1942, a 500 foot raise was constructed from the lower level to the upper level. The raise was used as an ore pass, allowing mineralized material mined on the upper level to be transported from the lower level.

A 30 foot winze is operable in the same areas as the raise. The winze accesses the vein about 25 feet downdip from the upper level. The vein has been drifted on for 60 feet to the south from the winze. A 14-foot cross cut connects the main raise with the winze sub level. The main rise is open from the winze sub level downward, for about 350 feet on the vein. The bottom 125 feet of the raise above the lower level is plugged with mineralized material and muck as is that above the upper level. The underground portion of the mineral property has 20-pound mine rail in good condition.

In the early 1980's, the Carson Mine was sold to Golden Lion Mining Corporation. Golden Lion's work consisted of rehabilitation of the upper adit, construction of a 30 foot winze in the upper adit, and limited stopping both above and below track level in the upper workings. In 1986 and 1987, a 50 tons-per-day gravity circuit mill was constructed on the mineral property. In 1988, Golden Lion Mining Corporation leased the Carson Mine to the Ireland Mining Corporation, which operated the Carson Mine to July of 1990 when it was acquired by the Company.

On July 31, 1990, the Company acquired the Carson Mine, together with the improvements, inventory and equipment located on the mineral property, from Golden Lion Mining for a total consideration of approximately $2,299,000. The consideration paid to Golden Lion Mining consisted of $50,000 cash, an $89,000 promissory note due August 15, 1990, 502,070 shares of common stock, and an agreement to deliver 61.3 ounces of gold bullion by August 1, 1992. In addition, Golden Lion Mining had forward sold 2,000 ounces of gold to four individuals. As further consideration, the Company assumed Golden Lion Mining's forward sell obligation by issuing a total of 781,072 shares of its common stock. Finally, the Company issued 976,000 shares of common stock to Ireland Mining Corporation in consideration for Ireland Mining Corporation terminating its lease and option to purchase the mineral property with Golden Lion Mining.

All of the unpatented claims in the mineral property package are in good standing with assessment work documents for 1997 filed with both the BLM in Sacramento and Sierra County in Downieville. However, a waste discharge permit is required and a plan of operation must be filed with the U.S. Department of Forestry before full scale mining may begin.

The Carson Mine previously had a 50 tons-per-day gravity flow mill and mill housing which was in need of engineering and structural work to meet current building codes. A large seven-bedroom cabin, a smaller cabin that has been improved and a mobile home are currently located on the Carson Mine mineral property. Although not currently planned for production in the next fiscal year, when the Company does begin production at the Carson Mine it intends to mill the mineralized material at the Ruby mill site. Power at the Carson Mine is supplied by Pacific Gas and Electric Company, a public utility.

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

On July 24, 1990, the Company obtained from an independent mining laboratory 64 channel samples of mineralized material from the Carson Mine. Each sample weighed approximately 25 pounds and had an average width of over 4.6 feet. Samples taken yielded an overall uncut weighted average of 5.45 ounces of gold per ton. These substantial-grade mineralized material shoots were tested in two levels with a distance of 400 feet vertical separation. All of the assays occurred within a strike length of 125 feet. On August 29, 1990, the Company received confirmation of these substantial grades from a separate independent mining laboratory. The confirmation report consisted of nine channel sample checks of mineralized material taken from the Carson Mine. Although no assurances can be given that these substantial grades will continue through the length of the entire vein, the strike length potential of this vein is believed to be 4,100 feet and is thought to extend into additional ground currently controlled by the Company. In order to determine the magnitude of its discovery and to evaluate its findings further the Company has completely mapped and sludge drilled the vein system in the exposed portions of the Carson vein. Because the Company decided to begin production at the Ruby Mine, the Company postponed further development at the Carson Mine.

The Company also has 16 lode claims named the BC Claims which are located on the northern border of the Carson Mines. The Company owns this mineral property subject to the General Mining Law of 1872. The Company acquired its interest in 1990. There are no proven or probable reserves at this mine at this time. The Company's original cost was $4,500. The mine is currently idle. Regulatory requirements before the mine is operational are: Approved Plan of Operations from US Forest Service; Waste Discharge Permit from California Water Quality Control Board; California Dept. of Fish and Game Approval; Northern Sierra Air Quality Board Approval. The Company fully intends to operate this mine. Current costs to repair and maintain idle status is $3,000.

HIGH  COMMISSION  MINE.

The Company owns the mineral property subject to the General Mining Law of 1872. The company acquired its interest in September 1990. There are no proven or probable reserves at this mine at this time. The Company's original cost was 50,000 shares of common stock and $30,000. The mine is currently idle. Regulatory requirements before the mine is operational are: Approved Plan of Operations from US Forest Service; Waste Discharge Permit from California Water Quality Control Board; California Dept. of Fish and Game Approval; Northern Sierra Air Quality Board Approval. The Company fully intends to operate this mine. Current costs to repair and maintain idle status is $3,000.

As stated above, in September of 1990, the Company entered into an agreement to purchase the High Commission Mine for 50,000 shares of the Company's common stock and $30,000 in cash. The Company's investment in this mineral property is $101,875 at June 30, 1998, consisting of $101,875 of land. All previously capitalized development costs have been expensed in the Consolidated Statement of Operations for the fiscal year ended June 30, 1997 as a cumulative effect of a change in accounting principle. See "Description of Business" under Part I,
Item  1.

The High Commission Mine is located in the Allegheny-Forest-Downieville mining districts in Sierra County, California, approximately one-half to two miles northeast of Downieville. The High Commission Mine is an underground mine and consists of 22 unpatented lode claims comprising 440 acres and five unpatented placer claims comprising 500 acres. The unpatented claims in the mineral property package are in good standing with assessment work documents filed with both the BLM in Sacramento and Sierra County in Downieville. Its current configuration is a consolidation of four past producing gold mines.

The High Commission Mine was discovered in 1888 and produced approximately 1,234 ounces in a bunch of arsenopyrite from the sinking of an 18-foot shaft. In addition, approximately 177 ounces were produced about 1914.

Three veins were developed on the mineral property, the High Commission, Big Ledge, and Mexican. The High Commission has a 280-foot tunnel with a quartz vein averaging 4.5 feet and carries free gold and arsenopyrite. The strike was over three miles on the surface. The Big Ledge vein is 11 feet wide, carries free gold and no sulphide, and parallels the High Commission vein. The subsequently developed Mexican vein parallels and is 300 feet in length. Both tunnels were in pay shoots, with open cuts occurring over 900 feet. Quartz fissure veins occur along a slate foot wall and porphyry hanging wall contact which carry free gold, arsenopyrite and pyrite mineralized material. The veins vary from two to fifteen feet in width and the parallel vein 40 feet west averages four to five feet in width. The strike is north, dips 70 to 80 degrees east, and has a length on surface of 3,000 feet.

The geology of the mineral property consists mainly of the Calaverous Formation, Carboniferous Period, comprised of slate, quartzite and porphyry. The quartz veins carrying the free gold mineralized material occur along the porphyryslate contact within a 300 to 400-foot shear zone associated with the Melonese Fault Zone. The High Commission, Big Ledge and Mexican veins all occur within this wide contact rock formation. The veins vary from a few inches up to 20 feet in width, striking mainly a north-south direction and dipping 70 to 80 degrees east. Another vein formation strikes northeast and dips 60 degrees northwest. The zone appears to be altered and mineralized.

The High Commission Mine is accessible by State Highway 49. The mineral property will require on-site generators for power. Because of the Company' focus on the Ruby Mine, the Company has put the High Commission on a care and maintenance program.

KATE  HARDY  MINE.

Pursuant to an interest acquired in 1992, the Company leases the Kate Hardy Mine with an option to purchase it for $1,500,000. The Company pays $10,500 per month as an option payment. There are no proven or probable reserves at this mine at this time. The Company's cost was 2,330,000 shares of common stock valued at $74,897 and the assumption of $175,193 in liabilities. This mine is currently idle. The regulatory requirements for this mine are: Use Permit with the lead agency, Sierra County; Plan of Operations with the US Forest Service; Waste Discharge Permit from California Water Quality Control Board; Approval of California Department of Fish and Game; Approval from Air Resources Board of Northern California. The Company fully intends to operate this mine. Annual cost of repairs and maintenance is approximately $15,000.

The Kate Hardy Mine was discovered in 1860 and is an underground lode gold mine located in Sierra County, California, and is approximately three miles south of the Brush Creek Mine. The Kate Hardy Mine consists of two patented claims comprising approximately 42 acres and 15 unpatented claims comprising approximately 320 acres. The Company has no investment in this mineral property at June 30, 1997. All previously capitalized development costs and land options have been expensed in the Consolidated Statement of Operations for the fiscal year ended June 30, 1997 as a cumulative effect of a change in accounting principle. See "Description of Business" under Part I, Item 1.

All of the unpatented claims in the mineral property package are in good standing with assessment work documents for 1997 filed with both the BLM in Sacramento and Sierra County in Downieville. The Kate Hardy Mine has no permits for mining operations.

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

Development has been carried out over 2,700 feet of strike length on the Principal No. 1 North and South Drifts. The vein has been developed on five levels, two of which are accessed by an internal shaft. Stopping has been carried out with three principal mineralized material over a vertical range of 600 feet.

The Kate Hardy mine has been in a care and maintenance level since 1975. The site has a 100 tons-per-day gravity flow mill which requires some upgrading and repair. The underground workings in the south adit are in fair condition with appropriate 20-pound mine rail and all electrical and ventilation utilities installed. The north adit is caved-in for approximately 75 feet and will have to be rehabilitated with new timbering before access to the north section of the mineral property is permitted. There is a corrugated mill building in fair condition and an equipment building in fair condition on the mineral property.

The Company has been permitted to dewater the mine. This will allow the Company access to approximately 16,000 tons of mineralized material and will enable the Company to explore the O'Donnell winze and the five existing mineralized material shafts.

The Kate Hardy Mine is accessible by Mountain House Road, a graveled road. Power is supplied by Pacific Gas and Electric Company, a public utility.

On March 23, 1997, the Company's lease on the Kate Hardy mine expired. Subsequently, the Company entered into an agreement with the owners of the Kate Hardy mine to extend the lease through September 18, 1998. The Company owes the lessor approximately $265,000 in past due lease payments and related interest. The lessor has indicated this agreement ended on September 18, 1998, but would be available to work with the Company after that date if financing becomes available.

OMEGA  MINE.

The Omega Mine is an underground drift placer mine in Sierra County, California, and is contiguous with the Kate Hardy Mine and is covered by the Kate Hardy lease referred to above. The Omega mine consists of seven unpatented claims comprising approximately 440 acres.

All claims in the mineral property package are in good standing with assessment work documents for 1997 filed with both the BLM in Sacramento and Sierra County in Downieville. However, a waste discharge permit is required and a plan of operation must be filed with the U.S. Department of Forestry before full scale mining operation may begin. The Company has no current plans to obtain such a permit or file such a plan.

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

NEW  CALIFORNIA  PLACER  MINE  -  SIERRA  COUNTY,  CALIFORNIA.

In February 1997, the Company entered into an exploration license and option to purchase the New California Mine for 20,000 shares of the Company's restricted stock and $10,000 payable annually for up to a three year period. The purchase price is $250,000 should the Company decide to exercise that option under the agreement. There are no proven or probable reserves in this mine at this time.

The  New  California  Mine is an unpatented placer mine containing approximately
800 acres of land and is located between Poker Flat and Gardner's Point. The unpatented claims are in good standing. While the mine is currently idle, regulatory requirements before mine is operational are: Approved Plan of Operations from US Forest Service; Waste Discharge Permit from California Water Quality Control Board; Northern Sierra Air Quality Board Approval; California Dept of Fish and Game Approval. The Company fully intends to operate this mine. Current costs of repair and maintenance are $2,000.

WILBANK'S  PLACER  AND  LODE  MINE.

In March 1997, the Company entered into an exploration license and option to purchase the Wilbanks claims for a $10,000 cash payment and $1,000 per month during the option period. The purchase price is $200,000 should the Company exercise that option. The Company has, under the terms of the agreement, an additional five year term to purchase the mineral property for $300,000 payable at $2,000 per month. There are no proven or probable reserves on the mineral property at this time.

The Company's original cost was $10,000. While the mine is currently idle, regulatory requirements before mine is operational are: Approved Plan of Operations from US Forest Service; Waste Discharge Permit from California Water Quality Control Board; Approval from California Dept of Fish and Game; Approval from the Northern Sierra Air Quality Board. The Company fully intends to eventually operate this mine. Current costs to repair and maintain this mine idle is $1,500.

The mineral property contains approximately 46 acres of land and is strategically located in the diamond exploration center of the Poker Flat Mining District. There are three unpatented placer claims and one unpatented lode claim, and all are in good standing with the Bureau of Land Management. The Company is exploring for diamonds, and not for gold, in this mining district.

THE  POKER  FLAT  DISTRICT:  (DIAMOND  POTENTIAL).

In 1872, two diamonds were recovered from Brush Creek's Garner's Point mineral property and one diamond was cut into a one carat stone. These two diamonds were recovered from a 109 square foot area of a 30 foot thick section of the paleoplacer gold deposit. A diamond was recovered from hydraulic tailings in Slate Creek, adjacent to the west side of Gardner's Point.

Based upon historical data and other relevant information, the Company hired a consulting geologist who sampled the drainage areas around Gardner's Point and proceeded to take stream sediment samples and rock chip samples for diamond indicator minerals. Initial results of the samplings were positive. The Company staked 199 unpatented lode mining claims in the old mining district of Poker Flat. Over a three month period the Company performed additional sampling and testing for diamond indicator minerals, and recent results have continued to be encouraging.

The Company owns the mineral property subject to the General Mining Law of 1872. The Company acquired its interest in 1997 when it staked its unpatented lode mining claims. There are no proven or probable reserves on the mineral property at this time.

The Company's original cost was $60,000. While the mine is currently idle, regulatory requirements before mine is operational are: Approved Plan of Operations from US Forest Service; Waste Discharge Permit from California Water Quality Control Board; Approval from California Dept of Fish and Game; Approval from the Northern Sierra Air Quality Board. The Company fully intends to eventually operate this mine. Current costs to repair and maintain this mine idle is $5,000.

The Company phase exploration program is complete. The Company is attempting to negotiate a joint venture with certain diamond mining companies to continue the exploration and development of the mineral property.

UNPATENTED  MINERAL  PROPERTY  INTERESTS.

The Company occasionally acquires rights to explore for and produce minerals on federally owned lands and paid all required fees to maintain the unpatented claims. The Company acquires these rights through the acquisition of previously located mining claims from the claimant or through the location of unpatented mining claims upon unappropriated federal land pursuant to procedures established by the General Mining Law of 1872, the Federal Land Policy and Management Act of 1976, and various state laws. These referenced laws generally provide that a citizen of the United States, including a corporation, may acquire a possessory right to explore for and to develop and produce valuable mineral deposits discovered upon unappropriated federal lands, provided that such lands have not been withdrawn from mineral location. Withdrawn lands would include, for example, lands included in national parks and military reservations and lands designated as part of the National Wilderness Preservation System
(NWPS).

The location of a valid mining claim on federal lands requires the discovery of a valuable mineral deposit, the erection of appropriate monuments, the posting of a location notice at the point of discovery, the marking of the boundaries of the claim in accordance with federal law and the laws of the state in which it is located, and the filing of a notice or certificate of location and a map with the BLM and the real property recording official of the county in which the claim is located. Failure to follow the required procedures may render the mining claim void. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to explore for, develop and produce minerals from the claim. This mineral property right can be freely transferred and is protected against appropriation by the government without just compensation. Also, the claim locator acquires the right to obtain a patent (or deed) conveying fee title to his claim from the federal government upon payment of fees and compliance with certain additional procedures.

Unpatented mining claim interests possess certain unique vulnerabilities not associated with other types of property interests. For example, in order to maintain each unpatented mining claim, the claimant must annually perform not less than $100 worth of work or improvements on or for the benefit of the claim and must file with state and federal authorities an affidavit attesting to the performance of such work. Although currently not a requirement, the Company feels it should continue to file proofs of labor to prevent adverse claimants from occupation of the claim and to have a proper chain of title should the Company decide to apply for patents. In addition, the Bureau of Land Management currently assesses a $100 per claim rental fee which, if not paid annually before August 31 of each year, invalidates the unpatented claims. Failure to perform such work will render the claim subject to relocation by third parties and constitutes abandonment of the claim. Further, because mining claims are often located with less then sophisticated surveying techniques, great difficulty may arise in determining the validity and ownership of specific mining claims. Moreover, under applicable regulations and court decisions, in order for unpatented mining claims to be valid against a governmental challenge, the claimant must be able to prove that the mine on which the claim is based can be mined at a profit. Thus, it is conceivable that, during times of declining metal prices, claims that were valid when located could be invalidated by the federal government.

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

Subsequently, the Company, after verbally agreeing with Sterling's negotiators regarding the final two payments to be made under the Royal Bank Agreement to occur in January and July 1998.

In fiscal 1996, the Company registered the 1,616,667 shares of Common Stock to be issued and delivered pursuant to the Zuri Agreement and the Royal Bank Agreement, which included the 300,000 additional shares that may have been issued pursuant to the Royal Bank Agreement as described above. This number does not include the Forbearance Agreement Shares (as described above).

THE  ANDERSON  MATTER.

The Company was plaintiff in the matter of Brush Creek Mining and Development Co., Inc. v. Anderson, et al., United States District Court, Northern District of California, case no. C94-3487 CAL, filed on September 24, 1994. The action was against former officers and directors of the Company and others for violations of federal and state securities laws and common law torts. On April 3, 1998, the Company's counsel, the Hinton & Alfert firm, withdrew as counsel of record. Upon the Company's failure to obtain new counsel as directed by the Court, the action was dismissed with prejudice on May 15, 1998. Following entry of judgment of dismissal, two of the defendants moved as purported prevailing parties for an award of attorney's fees and costs incurred in defending against the Company's claims. The defendants sought by their motion to recover $63,782.14. The Company retained this firm for the limited purpose of opposing this motion. On August 21, 1998, the Court denied the defendants' motion. Defendants have appealed this order, but this firm is no longer representing the Company in regard to this matter.

THE  VOLCANIC  MATTER.

Volcanic Resources, LLC filed its complaint against the Company, its past CEO and Chairman of the Board, and two of its Board members on August 12, 1998. On September 16, 1998, Plaintiff filed its First Amended Complaint alleging breach of contract and breach of express warranties against the Company only and alleging fraud, negligent misrepresentation, rescission, constructive trust, declaratory relief and violation of Business and Professions Code section 17200 against all Defendants. The underlying contract giving rise to this suit involves a written Exploration, Development and Mine Operating Agreement entered into November 20, 1997 between Sterling Mining, LLC and the Company. Sterling Mining, LLC assigned its rights under the Exploration, Development and Mine Operating Agreement to Plaintiff. The responsive pleading is due November 30, 1998. In accordance therewith, the individual Defendants are filing three preliminary "motions": (1) Motion to Change Venue; (2) Demurrer; and (3) Petition to Compel Arbitration. These motions are set for hearing on December 30, 1998.

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

The following table sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated during the fiscal years ended June 30, 1998 and 1997. Prices are adjusted for 10:1 reverse stock split on May 8, 1998.

     Bid  Prices
     -----------

                             High     Low
                            -------  ------
For the Fiscal Period 1998
--------------------------

First Quarter. . . . . . .  $ 5.625  $ 2.50
Second Quarter . . . . . .  $15.625  $ 2.81
Third Quarter. . . . . . .  $10.938  $4.375
Fourth Quarter . . . . . .  $10.938  $1.406

For the Fiscal Period 1997
--------------------------

First Quarter. . . . . . .  $ 10.06  $ 6.30
Second Quarter . . . . . .  $  6.30  $ 1.30
Third Quarter. . . . . . .  $  3.10  $ 6.00
Fourth Quarter . . . . . .  $  4.40  $ 1.90


The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

As of September 30, 1998 there were approximately 1,500 record holders of the Company's Common Stock. The number of shares outstanding of the Company's Common Stock as of September 30, 1998, was 5,554,179.

During the last two fiscal years of the Company, no cash dividends have been declared or paid on the Company's Common Stock.

Other than unregistered sales of equity securities made in reliance on Regulation S, during the fiscal year ended June 30, 1997, the Company sold the following equity securities that were not registered under the Securities Act of 1933: 3,600,005 restricted shares of Common Stock at $.0625 per share wherein the Company received net proceeds of $225,000 in January and February 1997; 6,600,000 restricted shares of Common Stock at $.07 per share wherein the Company received net proceeds of $460,600 in February through May 1997; 1,754,545 restricted shares of Common Stock at $.11 per share wherein the Company received net proceeds of $193,000 in May and June 1997; and 1,400,000 restricted shares of Common Stock at $.125 per share wherein the Company received net proceeds of $175,000. All shares were sold under Regulation D and
Section 4(2). Investors who acquired such shares were required to be accredited investors. The Company has agreed to register the shares pursuant to a registration statement to be filed with the Securities and Exchange Commission. In addition, in March 1997, the Company canceled all previously issued options to directors and issued in place thereof 960,000 options exercisable at $.225 per share. Also, in fiscal 1997, the Company issued 20,000 restricted shares of Common Stock, under Section 4(2) of the Securities Act of 1933, in connection with the acquisition of the New California Placer Mine.

In October 1997, the Company sold 405,000 shares of its common stock pursuant to a private placement at a price of $1.00 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $405,000 from the sale.

In November 1997, the Company issued 5,042 shares of its Common Stock for certain consulting services. The shares were registered with the Securities and Exchange Commission on Form S-8. The shares are valued at $11.72, the average of the bid and asked price for the Company's Common Stock on November 4, 1997.

Also in November 1997, the Company sold 28,000 shares of its Common Stock pursuant to a private placement at a price of $5.00 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $140,000 from the sale.

Also in November 1997, the Company issued and caused to be released 15,000 shares of its Common Stock which had been in escrow in connection with an investment transaction pursuant to Regulation S which occurred in September 1996. The shares are valued at $9.375, the average of the bid and asked price for the Company's Common Stock on November 28, 1997.

In December 1997, the Company sold 44,000 shares of its Common Stock pursuant to a private placement at a price of $5.00 per share. The shares were sold pursuant to Regulation D and Section 4(2). The Company received a net amount of $220,000 for the sale.

Also in December 1997, the Company issued 15,667 shares of its Common Stock to pay for certain finders fees. The shares were issued pursuant to Section 4 (2). The shares are valued at $8.59375 the average of the bid and asked price for the Company's Common Stock on December 2, 1997.

Also in December 1997, the Company issued 15,000 shares of its common stock to pay for certain finders fees. The shares were issued pursuant to Section 4 (2). The shares are valued at $11.5625, the average of the bid and asked price for the Company's Common Stock on December 12, 1997.

Also in December 1997, the company issued 43,334 shares of its Common Stock as part of a settlement with the Royal Bank plaintiffs. The shares are valued at $10.00 the average of the bid and asked price for the Company's Common Stock on December 31, 1997.

During the quarter ended March 31, 1998, the Company sold the following equity securities that were not registered under the Securities Act of 1933: 5,000 restricted shares of Common Stock at $5.00 per share wherein the Company received net proceeds of $25,000 in January 1998; 198,750 restricted shares of Common Stock at $1.84 per share wherein the Company received net proceeds of $365,700 in February 1998; 41,250 restricted shares of Common Stock at $1.84 per share wherein the Company received net proceeds of $75,900 in March 1998. All shares were sold under Regulation D and Section 4(2). Investors who acquired such shares were required to be accredited investors. The Company has agreed to register all the foregoing shares pursuant to a Registration Statement.

In addition, during the quarter ended March 31, 1998, the Company issued 333,333 restricted shares pursuant to Regulation S and received net proceeds of $1,000,000.

Item  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
          INTRODUCTION

During 1997, the Securities and Exchange Commission (SEC) staff reconsidered existing accounting practices fro mineral expenditures by United States junior mining companies. The SEC now interprets generally accepted accounting policy for junior mining companies to permit capitalization of acquisition, exploration and development costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves by a recognized independent engineer). Although the Company has performed drilling samples, and an independent engineer has deemed the gold properties contain profitable reserves in excess of property and equipment costs incurred through June 30, 1997, management has chosen to follow the more conservative method of accounting by expending the previously capitalized gold mineral costs, other than with respect to Gardner's Point, as a cumulative effect of a change in accounting principal in the consolidated statement of operations included in the Company's Consolidated Financial
Statements.  This  resulted  in  an  impairment  charge  of  $5,39,3115 in 1997.

FISCAL  YEAR  ENDED  JUNE 30, 1998 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1997

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 1998 the Company had a working capital deficit of $ 1,387,633, which represents an increase in working capital of $ 945, 272 from the previous years working capital balance of $2,332,905. This could be directly attributed to a cash timing variable in comparison from the previous year, and a reduction in accounts payable and current portion of long term debt compared to the prior year.

Consistent with prior years, the mining industry continues to be a capital intensive one. During the fiscal year ended June 30, 1998 the Company raised approximately 6 million from the sale of shares of Common Stock and Subscribed Common Stock. During the current year the company continued to have a working capital deficit of $ 1, 387,633 and had no material revenues from mining operations. Additional financing will be required as of June 30, 1998 for the Company to cover its mining and development cost to continue to engage in full scale mining operations. At this time the company has no definite plans regarding additional financing, but the Company is certainly open to equity financing via stock offerings or joint ventures. There are no assurances that the company will be able to raise the type of capital, and even in such capital is raised, there is no guarantee that it will be sufficient to satisfy the Company's Capital intensive requirements. If the Company is unable to obtain sufficient funds from future financing, the company may not be able to achieve its business objectives and may have to scale back its development plans. In addition, the Company may be required to seek protection under the bankruptcy laws.

During the fiscal year 1998, the company is currently in default with respect to certain mining properties, and certain county taxes. Although the lessors have not taken action to foreclose on the leases the Company is making every effort to fulfill these agreements. The company estimates that mining development and operating cost to be approximately $ 4 million for the next fiscal year assuming adequate financing becomes available. The majority of the funds will be used for operations in the lower Brush Creek mine and Ruby mill, consistent with prior year. There can be no assurance that the Company will be able to obtain such financing or that financing will be obtained on terms favorable to the Company.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART  III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
               OF  THE  EXCHANGE  ACT.

There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 180 days of the Company's year end in connection with the annual meeting of shareholders to be held in fiscal 1999.

Item  10.      EXECUTIVE  COMPENSATION.

There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 180 days of the Company's year end in connection with the annual meeting of shareholders to be held in fiscal 1999.

Item  11.      SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 180 days of the Company's year end in connection with the annual meeting of shareholders to be held in fiscal 1999.

Item  12.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 180 days of the Company's year end in connection with the annual meeting of shareholders to be held in fiscal 1999.

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




10.19   Agency Agreement between Epsom Investment Services N.V. and the Company.(1)
10.20   Letter Agreement with Grande Portage.(1)
10.21   Letter Agreement with the All-Union Research Institute of Geology of Foreign
          Countries (VZG).(1)
10.22   Contract for Services between the Company and F. James Anderson.(7)
10.23   Stock Option Agreement with Simone Anderson.(7)
10.24   Stock Option Agreement with G. Michael Pickering.(7)
10.25   Stock Option Agreement with Edward Lawson.(7)
10.26   Stock Option Agreement with Susan Miller.(7)
10.27   Stock Option Agreement with Michael Skopos.(7)
10.28   Stock Option Agreement with Dave Trueman.(7)
10.29   Stock Option Agreement with Peter LeCoutier.(7)
10.30   Lease on the Kate Hardy - Omega Mines.(3)
10.31   Letter of Agreement with Morrison Knudsen.(4)
10.32   Joint Venture Agreement with MK Gold Company.(5)
10.33   Modification of Lease Purchase Agreement for Rising Sun Mine dated November 1,
          1994.(7)
10.34   Letter agreements regarding option to lease Dreadnaught Mine.(7)
10.35   Settlement Agreement between the Company, Zuri Invest, A.G., Andre Michaels and Peter Woodfield.(7)
10.36   Settlement Agreement between the Company, Werner Aeberhard, Chris Lambrianos,
          Mikis Theodosiou, Andreas Samuel, as Executor of the Estate of Dinos N. Samuel,
          Tania Bruntsfield, Jacques Philippou and the Royal Bank of Scotland, A.G.(7)
 11.1   Computation of per share earnings.
 16.1   Letter regarding change in certifying accountant.(6)
 21.1   List of Subsidiaries of the Company.
 23.1   Consent of Brown Armstrong Randall Reyes Paulden & McCown, CPA's.
   (1)  Incorporated by reference to the Company's Registration Statement on Form S-1,
        File No. 33-39867, and pre-effective amendments thereto which was previously filed with the Commission on April 8, 1991.

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

BRUSH  CREEK  MINING  AND  DEVELOPMENT  CO.,  INC.
(Registrant)


By:      /s/  James  S.  Chapin
         ----------------------
         James  S.  Chapin,
         Chief  Executive  Officer

Dated:   November 24, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:


Signature:  /s/  James  S.  Chapin
            ----------------------
            James  S.  Chapin
            Chief  Executive  Officer
            Chief  Financial  Officer,
            Chairman  of  the  Board  and  Director
            (Principal Executive Officer and Principal Financial and
             Accounting  Officer)

Date:        November  24,  1998


Signature:
             Howard  I.  Kalodner
             Director

Date:        November  24,  1998


Signature:  /s/  Albert  Miller
            -------------------
            Albert  Miller
            Director

Date:       November 24, 1998


Signature:  /s/  Kenneth  Friedman
            ----------------------
            Kenneth  Friedman
            Director

Date:       November  24,  1998

BRUSH  CREEK  MINING  AND  DEVELOPMENT  COMPANY,  INC.
INDEX TO FINANCIAL STATEMENTS



                                                                                Page
                                                                                ----
Item 1. - Financial Statements
  Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . .    34
  Consolidated Balance Sheet as of June 30, 1998 . . . . . . . . . . . . . . .    36
  Consolidated Statements of Operations for the Years Ended June 30, 1998
    and 1997 and for the Period from July 1, 1989 (Date of Resumption of
    Development Stage Enterprise Activities) Through June 30, 1998 . . . . . .    37
  Consolidated Statements of Shareholders' Equity for the Years Ended June 30,
    1998 and 1997 and for the Period from July 1, 1989 (Date of Resumption of
    Development Stage Enterprise Activities) Through June 30, 1998 . . . . . .    39
  Consolidated Statements of Cash Flows for the Years Ended June 30, 1998
    and 1997 and for the Period from July 1, 1989 (Date of Resumption of
    Development Stage Enterprise Activities) Through June 30, 1998 . . . . . .    43
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .    45

INDEPENDENT  AUDITOR'S  REPORT



To  the  Board  of  Directors
Brush  Creek  Mining  and  Development  Company,  Inc.
Grass  Valley,  California


We have audited the accompanying consolidated balance sheet of Brush Creek Mining and Development Company, Inc. and Subsidiary (a development stage enterprise) as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1998, and for the period from the date of resumption of development stage activities (July 1, 1989) through June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brush Creek Mining and Development Company, Inc. and Subsidiary (a development stage enterprise) as of June 30, 1998, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1998, and the period from the date of resumption of development stage activities (July 1, 1989) through June 30, 1998 in conformity with generally accepted accounting principles.

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

                    BROWN  ARMSTRONG  RANDALL
                    REYES  PAULDEN  &  McCOWN
                    ACCOUNTANCY  CORPORATION















Bakersfield,  California
November  22,  1998

BRUSH  CREEK  MINING  AND  DEVELOPMENT  COMPANY,  INC.
AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONSOLIDATED  BALANCE  SHEET
JUNE  30,  1998





ASSETS
Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $    417,415
  Advances. . . . . . . . . . . . . . . . . . . . . . . .           500
  Inventory . . . . . . . . . . . . . . . . . . . . . . .        39,735
                                                           -------------

Total Current Assets. . . . . . . . . . . . . . . . . . .       457,650
Office Furniture and Equipment, Net . . . . . . . . . . .        42,074
Mineral Properties and Mining Equipment, Net. . . . . . .     4,657,421
Deposits. . . . . . . . . . . . . . . . . . . . . . . . .       272,095
                                                           -------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $  5,429,240
                                                           =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities. . . . . . . .  $  1,479,583
  Current portion of long-term debt . . . . . . . . . . .       362,000
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         3,700
                                                           -------------

Total Current Liabilities . . . . . . . . . . . . . . . .     1,845,283
                                                           -------------
Shareholders' Equity
  Common stock, $0.0001 par value; authorized 100,000,000
   shares; issued and outstanding, 5,504,179 shares . . .    53,643,325
Accumulated Deficit . . . . . . . . . . . . . . . . . . .   (11,260,214)
Accumulated Deficit during the Development Stage. . . . .   (38,799,154)
                                                           -------------

Total Shareholders' Equity. . . . . . . . . . . . . . . .     3,583,957
                                                           -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . .  $  5,429,240
                                                           =============


The accompanying notes are an integral part of these consolidated financial statements.

BRUSH  CREEK  MINING  AND  DEVELOPMENT  COMPANY,  INC.
AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE  YEARS  ENDED  JUNE  30,  1998  AND  1997  AND  FOR
THE PERIOD FROM JULY 1, 1989 (DATE OF RESUMPTION OF DEVELOPMENT STAGE ENTERPRISE ACTIVITIES)
THROUGH  JUNE  30,  1998

                                                     Development Stage
                                                     -----------------

                                                                          Period from
                                                                         July 1, 1989
                                                                            Through
                                                1998          1997       June 30, 1998
                                            ------------  ------------  ---------------
Revenues
  Sale of Joint Venture. . . . . . . . . .  $         -   $         -   $    4,232,000
  Other Income . . . . . . . . . . . . . .        4,701             -          161,145
  Interest . . . . . . . . . . . . . . . .       10,689        22,266          198,468
                                            ------------  ------------  ---------------

Total Revenues . . . . . . . . . . . . . .       15,390        22,266        4,591,613
                                            ------------  ------------  ---------------
Expenses
  General and Administrative Expenses. . .    2,652,211     1,159,156       17,711,132
  General Mining and Exploration . . . . .    2,487,019     2,140,228       13,541,272
  Impairment of Development Costs. . . . .            -     5,393,115        5,393,115
  Loss on Lease Abandonments . . . . . . .            -             -          392,317
  Depreciation and Amortization. . . . . .      252,791       370,642        1,686,693
  (Gain) Loss on Sale of Mining Equipment.            -        84,264          171,174
  Interest Expense . . . . . . . . . . . .        6,200       116,626          498,494
  Litigation Settlement. . . . . . . . . .        4,000       439,770        4,141,032
                                            ------------  ------------  ---------------

Total Expenses . . . . . . . . . . . . . .    5,402,221     9,703,801       43,535,226
                                            ------------  ------------  ---------------
Loss Before Extra-ordinary Item. . . . . .   (5,386,831)   (9,681,535)     (38,943,613)
Extraordinary Item, Net Gain from Debt
  Extinguishment, Net of Tax . . . . . . .            -             -          144,462
                                            ------------  ------------  ---------------
Net Loss . . . . . . . . . . . . . . . . .  $(5,386,831)  $(9,681,535)  $  (38,799,151)
                                            ============  ============  ===============

Net Loss per Common Share. . . . . . . . .  $      (.12)  $      (.47)
                                            ============  ============

Weighted Average Common Shares Outstanding    4,660,433     2,136,576
                                            ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

BRUSH  CREEK  MINING  AND  DEVELOPMENT  COMPANY,  INC.
AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
FOR  THE  YEARS  ENDED  JUNE  30,  1998  AND  1997  AND  FOR  THE  PERIOD
FROM  JULY  1,  1989  (DATE  OF  RESUMPTION  OF  DEVELOPMENT  STAGE  ENTERPRISE
ACTIVITIES)  THROUGH  JUNE  30,  1998




                             Common  Stock
                             -------------
                                                                    Accumulated
                                                                      Deficit
                                                                    During the
                            Number of                Accumulated    Development
                             Shares      Amount        Deficit         Stage         Total
                            ---------  -----------  -------------  -------------  -----------
Balance, June 30, 1989 . .    123,304  $12,318,877  $(11,260,214)  $          -   $1,058,663

Issuance of stock for
 options on mining
 properties. . . . . . . .      1,567      117,500             -              -      117,500
Sales of stock in private
 placement, net of
 offering costs. . . . . .     15,000      434,000             -              -      434,000
Issuance of stock for
 services. . . . . . . . .      2,350       72,500             -              -       72,500
Sale of stock in private
 placement, net of
 offering costs. . . . . .     13,173      828,110             -              -      828,110
Issuance of units for debt
 to affiliates . . . . . .      7,376      553,242             -              -      553,242
Net loss . . . . . . . . .          -            -             -       (768,436)    (768,436)
                            ---------  -----------  -------------  -------------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

BRUSH  CREEK  MINING  AND  DEVELOPMENT  COMPANY,  INC.
AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
FOR  THE  YEARS  ENDED  JUNE  30,  1998  AND  1997  AND  FOR  THE  PERIOD
FROM  JULY  1,  1989  (DATE  OF  RESUMPTION  OF  DEVELOPMENT  STAGE  ENTERPRISE
ACTIVITIES)  THROUGH  JUNE  30,  1998




                             Common  Stock
                             -------------
                                                                   Accumulated
                                                                     Deficit
                                                                    During the
                             Number of               Accumulated   Development
                               Shares      Amount      Deficit        Stage         Total
                             ----------  ----------  ------------  ------------  -----------
Balance, June 30, 1990. . .    162,770   14,324,229  (11,260,214)     (768,436)   2,295,579

Issuance of stock for
 options on mining
 properties . . . . . . . .     15,474    2,283,020            -             -    2,283,020
Sale of stock in private
 placement, net of
 offering costs . . . . . .     14,161      910,840            -             -      910,840
Exercise of warrants. . . .        333       35,000            -             -       35,000
Issuance of stock for
 services . . . . . . . . .      6,412    1,097,258            -             -    1,097,258
Issuance of stock for
 debt . . . . . . . . . . .        515      114,560            -             -      114,560
Cancellation of units
 from CSGM. . . . . . . . .     (7,377)           -            -             -            -
Issuance of shares to
 CSGM . . . . . . . . . . .     12,000            -            -             -            -
Issuance of stock for
 litigation settlement, net      3,334       85,000            -             -      875,000
Net loss. . . . . . . . . .          -            -            -    (2,558,381)  (2,558,381)
                             ----------  ----------  ------------  ------------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

BRUSH  CREEK  MINING  AND  DEVELOPMENT  COMPANY,  INC.
AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
FOR  THE  YEARS  ENDED  JUNE  30,  1998  AND  1997  AND  FOR  THE  PERIOD
FROM  JULY  1,  1989  (DATE  OF  RESUMPTION  OF  DEVELOPMENT  STAGE  ENTERPRISE
ACTIVITIES)  THROUGH  JUNE  30,  1998




                             Common  Stock
                             -------------
                                                               Accumulated
                                                                 Deficit
                                                                During the
                          Number of              Accumulated   Development
                           Shares      Amount      Deficit        Stage         Total
                          ---------  ----------  ------------  ------------  -----------
Balance, June 30, 1991 .    207,622  19,639,907  (11,260,214)   (3,326,817)   5,052,876

Issuance of stock for
 options on mining
 properties. . . . . . .     19,578     564,899            -             -      564,899
Sale of stock in private
 placement, net of
 offering costs. . . . .     14,210   2,298,451            -             -    2,298,451
Exercise of warrants
 and options . . . . . .     12,483   1,250,750            -             -    1,250,750
Issuance of stock
 for services. . . . . .     18,458   1,818,102            -             -    1,818,102
Issuance of stock
 for debt. . . . . . . .      2,444     336,617            -             -      336,617
Issuance of shares
 to CSGM . . . . . . . .      8,800     748,750            -             -      748,750
Capital contributions. .          -     312,805            -             -      312,805
Net loss . . . . . . . .          -           -            -             -   (3,178,878)
                          ---------  ----------  ------------  ------------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

BRUSH  CREEK  MINING  AND  DEVELOPMENT  COMPANY,  INC.
AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
FOR  THE  YEARS  ENDED  JUNE  30,  1998  AND  1997  AND  FOR  THE  PERIOD
FROM  JULY  1,  1989  (DATE  OF  RESUMPTION  OF  DEVELOPMENT  STAGE  ENTERPRISE
ACTIVITIES)  THROUGH  JUNE  30,  1998




                             Common  Stock
                             -------------
                                                                  Accumulated
                                                                    Deficit
                                                                   During the
                            Number of               Accumulated   Development
                             Shares      Amount       Deficit        Stage         Total
                            ---------  -----------  ------------  ------------  -----------
Balance, June 30, 1992 . .    283,595  26,970,281   (11,260,214)   (6,505,695)   9,204,372

Issuance of stock for
 mining properties and
 equipment . . . . . . . .      3,729     255,238             -             -      255,238
Sale of stock. . . . . . .      1,066      80,000             -             -       80,000
Exercise of warrants
 and options . . . . . . .      9,540     707,105             -             -      707,105
Exchange of options
 for debt, CSGM. . . . . .      3,334     250,000             -             -      250,000
Issuance of stock
 for services. . . . . . .     18,319   1,616,659             -             -    1,616,659
Issuance of stock for debt     10,514     713,494             -             -      713,494
Issuance of shares
 for CSGM. . . . . . . . .     10,026     500,285             -             -      500,285
Issuance of stock for the
 acquisition of Trans-
 Russian . . . . . . . . .     53,940     (84,176)            -             -      (84,176)
Net loss . . . . . . . . .          -           -             -    (3,420,220)  (3,420,220)
                            ---------  -----------  ------------  ------------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

BRUSH  CREEK  MINING  AND  DEVELOPMENT  COMPANY,  INC.
AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
FOR  THE  YEARS  ENDED  JUNE  30,  1998  AND  1997  AND  FOR  THE  PERIOD
FROM  JULY  1,  1989  (DATE  OF  RESUMPTION  OF  DEVELOPMENT  STAGE  ENTERPRISE
ACTIVITIES)  THROUGH  JUNE  30,  1998




                             Common  Stock
                             -------------
                                                                 Accumulated
                                                                   Deficit
                                                                  During the
                            Number of              Accumulated   Development
                             Shares      Amount      Deficit        Stage         Total
                            ---------  ----------  ------------  ------------  -----------
Balance, June 30, 1993 . .    394,063  31,008,886  (11,260,214)   (9,925,915)   9,822,757

Sale of stock. . . . . . .      8,248     241,139
Exercise of warrants and                                     -             -      241,139
  options. . . . . . . . .      5,832     608,925            -             -      608,925
Issuance of stock for
 services. . . . . . . . .     21,510     938,159            -             -      938,159
Net income . . . . . . . .          -           -            -       136,625      136,625
                            ---------  ----------  ------------  ------------  -----------
Balance, June 30, 1994 . .    429,653  32,797,109  (11,260,214)   (9,789,290)  11,747,605

Sale of stock. . . . . . .    256,667   3,696,457            -             -    3,696,457
Net loss . . . . . . . . .          -           -            -    (4,671,396)  (4,671,396)
                            ---------  ----------  ------------  ------------  -----------
Balance, June 30, 1995 . .    686,320  36,493,566  (11,260,214)  (14,460,686)  10,772,666

Sale of stock. . . . . . .    678,350   6,875,416            -             -    6,875,416
Issuance of stock for
 partial settlement of
 Royal Bank agreement. . .     21,667     223,436            -             -      223,436
Compensation recognized
 on stock options granted.          -     160,021            -             -      160,021
Issuance of stock, held
 in trust for partial
 settlement of Zuri Invest
 litigation. . . . . . . .    110,000           -            -             -            -
Net loss . . . . . . . . .          -           -            -             -   (9,270,102)
                            ---------  ----------  ------------  ------------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

BRUSH  CREEK  MINING  AND  DEVELOPMENT  COMPANY,  INC.
AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
FOR  THE  YEARS  ENDED  JUNE  30,  1998  AND  1997  AND  FOR  THE  PERIOD
FROM  JULY  1,  1989  (DATE  OF  RESUMPTION  OF  DEVELOPMENT  STAGE  ENTERPRISE
ACTIVITIES)  THROUGH  JUNE  30,  1998




                             Common  Stock
                              -------------

                                                                   Accumulated
                                                                     Deficit
                                                                   During the
                           Number of                Accumulated    Development
                            Shares      Amount        Deficit         Stage         Total
                           ---------  -----------  -------------  -------------  ------------
Balance, June 30, 1996. .  1,496,337   43,752,439   (11,260,214)   (23,730,788)    8,761,437

Sale of stock . . . . . .  1,638,711    2,111,101             -              -     2,111,101
Issuance of stock
 for New California
 Placer mine. . . . . . .      2,000        5,200             -              -         5,200
Zuri Invest Litigation
 Settlement . . . . . . .          -    1,200,000             -              -     1,200,000
Compensation recognized
 on stock options granted          -       24,000             -              -        24,000
Net loss. . . . . . . . .          -            -             -     (9,681,535)   (9,681,535)
                           ---------  -----------  -------------  -------------  ------------
Balance, June 30, 1997. .  3,137,048   47,092,740   (11,260,214)   (33,412,323)    2,420,203

Sale of stock . . . . . .  2,367,131    3,697,585             -              -     3,697,585
Issuance of common
 stock subscribed . . . .          -    2,673,600             -              -     2,673,600
Zuri Invest Litigation
 Settlement . . . . . . .          -      179,400             -              -       179,400
Net loss. . . . . . . . .          -            -             -     (5,386,831)   (5,386,831)
                           ---------  -----------  -------------  -------------  ------------
Balance, June 30, 1998. .  5,504,179  $53,643,325  $(11,260,214)  $(38,799,154)  $ 3,583,957
                           =========  ===========  =============  =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

BRUSH  CREEK  MINING  AND  DEVELOPMENT  COMPANY,  INC.
AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  YEARS  ENDED  JUNE  30,  1998  AND  1997  AND  FOR
THE PERIOD FROM JULY 1, 1989 (DATE OF RESUMPTION OF DEVELOPMENT STAGE ENTERPRISE ACTIVITIES) THROUGH JUNE 30, 1998




                                                                      Development Stage
                                                                      -----------------

                                                                                      Period from
                                                                                     July 1, 1989
                                                                                        Through
                                                            1998          1997       June 30, 1998
                                                        ------------  ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss . . . . . . . . . . . . . . . . . . . . . .  $(5,386,831)  $(9,681,535)  $  (38,799,154)
                                                        ------------  ------------  ---------------

  Gain on debt restructuring . . . . . . . . . . . . .            -             -         (144,462)
  Impairment of development costs. . . . . . . . . . .            -     5,393,115        5,393,115
  Depreciation and amortization. . . . . . . . . . . .      252,791       370,642        1,686,693
  Loss on lease abandonments . . . . . . . . . . . . .            -             -          444,359
  Loss on litigation settlement. . . . . . . . . . . .        4,000       439,770        4,111,032
  (Gain) loss on sale of mining equipment. . . . . . .            -        84,264           49,164
  Other. . . . . . . . . . . . . . . . . . . . . . . .            -             -           43,576
  Shareholder payment of services. . . . . . . . . . .            -             -          105,055
  Stock and debt for services. . . . . . . . . . . . .      176,584             -          879,652
  Change in stock purchase price adjustment receivable            -             -                -
  Change in note receivable. . . . . . . . . . . . . .            -        40,462           47,462
  Change in inventory. . . . . . . . . . . . . . . . .      (36,985)       21,540          (37,445)
  Change in prepaid expenses . . . . . . . . . . . . .            -        51,290          501,736
  Change in deposits and other current assets. . . . .         (500)            -         (116,461)
  Change in deposits . . . . . . . . . . . . . . . . .            -       105,052          (29,065)
  Change in accounts payable and accrued liabilities .     (291,431)      330,746        4,032,040
                                                        ------------  ------------  ---------------

  Total adjustments. . . . . . . . . . . . . . . . . .      104,459     6,836,881       16,966,451
                                                        ------------  ------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . .   (5,282,372)   (2,844,654)     (21,832,703)
                                                        ------------  ------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mineral properties, equipment
   and deferred developments . . . . . . . . . . . . .      (90,388)      (64,370)      (5,164,817)
  Acquisition of office equipment. . . . . . . . . . .      (18,886)            -         (278,987)
  Proceeds from sale of equipment. . . . . . . . . . .            -        90,000          384,356
  Proceeds from the acquisition of Trans-Russian . . .            -             -           20,060
                                                        ------------  ------------  ---------------

NET CASH PROVIDED (USED) IN INVESTING
 ACTIVITIES. . . . . . . . . . . . . . . . . . . . . .     (109,274)       25,630       (5,039,388)
                                                        ------------  ------------  ---------------


The accompanying notes are an integral part of these consolidated financial statements.

BRUSH  CREEK  MINING  AND  DEVELOPMENT  COMPANY,  INC.
AND  SUBSIDIARY
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  YEARS  ENDED  JUNE  30,  1998  AND  1997  AND  FOR
THE PERIOD FROM JULY 1, 1989 (DATE OF RESUMPTION OF DEVELOPMENT STAGE ENTERPRISE ACTIVITIES) THROUGH JUNE 30, 1998




                                                                      Development Stage
                                                                      -----------------

                                                                                        Period from
                                                                                       July 1, 1989
                                                                                          Through
                                                              1998          1997       June 30, 1998
                                                           -----------  ------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from affiliates. . . . . . . . . . . . . . . .           -             -        2,009,127
  Payments made to affiliates . . . . . . . . . . . . . .           -             -         (343,798)
  Proceeds from issuance of stock . . . . . . . . . . . .   6,370,002     1,840,301       26,336,515
  Proceeds from warrant extensions. . . . . . . . . . . .           -             -          207,750
  Proceeds from issuance of notes payable . . . . . . . .           -             -          870,043
  Payments on long-term debt. . . . . . . . . . . . . . .    (672,000)     (185,631)      (2,093,979)
  Proceeds from convertible debenture . . . . . . . . . .           -             -          300,000
  Payments on convertible debenture . . . . . . . . . . .           -             -                -
                                                           -----------  ------------  ---------------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . .   5,698,002     1,654,670       27,285,658
                                                           -----------  ------------  ---------------
Net Increase (Decrease) in Cash . . . . . . . . . . . . .     306,356    (1,164,354)         413,567

Cash at Beginning of Period . . . . . . . . . . . . . . .     111,059     1,275,413            3,848
                                                           -----------  ------------  ---------------

Cash at End of Period . . . . . . . . . . . . . . . . . .  $  417,415   $   111,059   $      417,415
                                                           ===========  ============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
Cash paid during the year for interest (net of amounts
  capitalized). . . . . . . . . . . . . . . . . . . . . .  $    6,200   $   116,626   $      343,802
                                                           ===========  ============  ===============

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

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $50,059,368 from inception to June 30, 1998. The Company has not realized economic production from its mineral properties as of June 30, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. Additionally, the Company is in default on the leases of certain of its mining properties. The lessors have not taken action to foreclose on the leases and the Company is making every effort to fulfill the agreements. The loss of these leases would have a material adverse effect on the Company. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Mineral  Properties  and  Mining  Equipment
-------------------------------------------

Mineral properties and mining equipment include land (and in prior years development costs) and mining equipment carried at cost. Mining equipment including mill facilities is depreciated using the straight-line method over estimated useful lives of 5 to 15 years, or the units-of-production method based on estimated tons of ore reserves if the equipment is located at a producing property with a shorter economic life. Mining equipment not in service is not depreciated.

In the past, the Company deferred direct costs related to the acquisition, exploration and development of mineral properties pending determination of their economic viability which normally entails performing an in-depth geological and geophysical study. If no minable ore body was discovered, previously capitalized costs were expensed in the period the property was abandoned. Any revenue generated from pre-production activities was offset against the related deferred development and pre-production costs. When a property was placed in commercial production, such deferred costs were depleted using the units-of-production method.

During 1997, the Securities and Exchange Commission (SEC) staff reconsidered existing accounting practices for mineral expenditures by United States junior mining companies. They now interpret generally accepted accounting policy for junior mining companies to permit capitalization of acquisition, exploration and development costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Although the Company has performed drilling samples, and an independent engineer has deemed the gold properties contain profitable reserves in excess of property and equipment costs incurred through June 30, 1998, management has chosen to follow the more conservative method of accounting by expending the previously capitalized gold mineral costs, for which there is no feasibility study, for the year June 30, 1997.

Land  Options
-------------

In prior years it was the Company's policy to record land options at cost during the initial year of the lease on the mining properties. As noted above, since the Company interprets generally accepted accounting policies to permit capitalization of acquisition costs including leases and land options only after persuasive engineering evidence has been obtained to support recoverability of these costs, these costs will now be expensed, effective July 1, 1996.

Asset  Impairment
-----------------

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS 121), management of the Company reviews the net carrying value of the Northern California mines and development properties on a regular quarterly basis. Estimated future net cash flows from each mine are calculated using estimated future prices, operating capital, and reclamation costs on an undescended basis. Reductions in the carrying value of each mine are recorded to the extent the net book value of the investment exceeds the estimate of future discounted net cash flows.

The recoverability of the carrying value of development projects is evaluated based upon persuasive engineering evidence of estimated future net cash flows from each property, determined as described above, using estimates of contained mineralization expected to be classified as proven and/or probable reserves upon completion of a feasibility study. Reductions in the carrying value of each property are recorded to the extent that the Company's carrying value in each property exceeds management's estimate of future discounted net cash flows. When mining equipment is idle, management decides if it will be used productively in the future. For idle equipment that is unique to an abandoned or impaired property, the Company reduces its carrying value following the impairment accounting principle.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Asset  Impairment  (Continued)
-----------------

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

Income  (Loss)  per  Common  Stock
----------------------------------

Income (loss) per share of common stock is computed based on the weighted average number of shares outstanding. Warrants, options and convertible debentures have not been included in the calculation as their effect would be anti-dilutive. All common shares included in the financial statements reflect a reverse stock split of 10:1, which the Board of Directors approved and was effective as of May 8, 1998.

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

Inventory
---------

Gold  inventory  is  stated  at  net  realizable  value.

Stock  Based  Compensation
--------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide proforma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company intends to continue to account for its stock-based compensation under Accounting Principles Board No. 25; however, the Company has adopted the disclosure provisions of SFAS 123 for the fiscal year ended June 30, 1998.

Cash  and  Cash  Equivalents
----------------------------

For purposes of reporting cash flows, cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less. Of the $417,419 cash balance at June 30, 1998, $317,419was not covered by Federal Depository Insurance.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Earnings  Per  Share
--------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which was adopted by the Company for the year ended June 30, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

Leases
------

The Company leases office space and mining properties under operating leases. All of the Company's leased mining properties contain certain provisions which provide the Company with the option to purchase the property at a predetermined price or to renew the lease at a predetermined price. The Company is required to pay all taxes, insurance, and maintenance on leased mining properties.

New  Accounting  Pronouncements
-------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will be adopted by the Company for the year ended December 31, 1998. Prior period financial statements provided for comparative purposes will be reclassified, as required. Upon adoption, the Company does not expect SFAS 130 to have a material effect upon the Company's financial condition or results of operations.

In June 1997, the FASB issued Statements of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 has been adopted by the Company for the year ended December 31, 1998. This statement has no effect on financial statements traditionally presented by the Company, but increases required disclosures.


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

NOTE  3  -  AFFILIATES  AND  RELATED  PARTIES  (Continued)
            ---------------------------------

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


NOTE  4  -  STOCK  PURCHASE  PRICE  ADJUSTMENTS
            -----------------------------------

During the year ended June 30, 1996, the Company entered into investment agreements in connection with offerings of its Common Stock in reliance on Regulation S under the Securities and Exchange Act of 1933, as amended. Several of these agreements contained purchase price adjustment clauses which require that the initial purchase price be adjusted up or down depending on the average share price of the Company's Common Stock during a stated period, typically 45 days, subsequent to the stock purchase closing date. The valuation period for one particular transaction ended on September 27, 1996, however, the actual adjustment was not resolved between the Company and the purchaser. As a result, 695,652 shares of common stock are currently being held in escrow, however, they have not been included in shares outstanding at June 30, 1998. The Company expects to resolve this purchase price adjustment within 180 days from June 30, 1998, and will reflect additional shares issued, if any, as shares outstanding valued at its trading price on the date released to the purchaser.

In addition to purchase price adjustments, shares of Common Stock were issued at various times during 1996 and 1997 pursuant to Regulation S of the Securities and Exchange Act of 1933 and Regulation D of the Securities and Exchange Act of 1933 at discounts of up to 50% from the closing bid price on the day prior to the sales.


NOTE  5  -  OFFICE  FURNITURE  AND  EQUIPMENT
            ---------------------------------

Office  furniture  and  equipment  consists  of  the following at June 30, 1998:


Office furniture and equipment  $  84,356
Vehicles . . . . . . . . . . .    150,124
                                ----------

                                  234,480
Less accumulated depreciation.   (192,406)
                                ----------

                                $  42,074
                                ==========


Depreciation expense at June 30, 1998, June 30, 1997 and for the period from July 1, 1989 through June 30, 1998 was $22,358, $40,806 and $192,406, respectively.

NOTE  6  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT
            -------------------------------------------

The Company's net investment in mineral properties and mining equipment as of June 30, 1998 is as follows:


                                               Development      Mining
                                      Land        Costs       Equipment       Total
                                   ----------  ------------  ------------  ------------
Carson Mine . . . . . . . . . . .  $2,199,858  $          -  $    42,835   $ 2,242,693
Brush Creek Mine. . . . . . . . .     408,496             -      403,171       811,667
Gardners' Point and Pioneer Mines     185,477       770,327      128,521     1,084,325
Ruby Mine . . . . . . . . . . . .           -             -    1,589,229     1,589,229
High Commission Mine. . . . . . .     101,875             -            -       101,875
                                   ----------  ------------  ------------  ------------

                                    2,895,706       770,327    2,163,756     5,829,789
Accumulated depreciation. . . . .           -             -   (1,172,549)   (1,172,549)
                                   ----------  ------------  ------------  ------------

                                   $2,895,706  $    770,327  $   991,207   $ 4,657,240
                                   ==========  ============  ============  ============


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

Land  Options
-------------

The option to purchase the Ruby Mine began July 1, 1995 and terminates June 30, 2000, purchase price is $4,000,000. The option to purchase the Kate-Hardy Mine began in 1992 and terminates September 18, 1998, purchase price $1,500,000. The option to purchase the Rising Sun Mine began July 1, 1990 and terminates June
30,  2000,  purchase  price  is  $1,000,000.

Ruby  Mine
----------

During 1992, the Company entered into an option agreement to lease this property in exchange for a total of 225,000 shares of the Company's common stock with a value of $112,500. In 1990, the Company entered into a lease purchase agreement, for this property. This lease was modified on March 27, 1997. Pursuant to the terms of this lease, the Company must pay a 7-1/2% net smelter royalty on all minerals produced from lode deposits and 10% on minerals produced from placer deposits with a minimum lease payment of $13,066 per month through June 30, 2000, subject to an adjustment based on the Consumer Price Index. The lease may be extended for two additional five-year periods or the property may be purchased for $4,000,000 subject to adjustment based on the Consumer Price Index payable by June 30, 2000. All payments made subsequent to July 1, 1995, to acquire the lease/option and all payments made under the lease subsequent to July 1, 1995, will be credited against the option purchase price. Performance under the lease purchase agreement is secured by the Company's equipment used in the mining operations on these leased premises. The net book value of this equipment was approximately $991,207 at June 30, 1998.

NOTE  6  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT  (Continued)
            -------------------------------------------

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

Ruby  Mine  and  Rising  Sun  Mine  -  1997  Modification  Agreement
--------------------------------------------------------------------

During 1997, the Company negotiated modification agreements for the Ruby Mine and the Rising Sun Mine to pay, in cash, one month lease payment in arrears, increase the amount of equipment held as collateral pursuant to the Ruby Mine and the Rising Sun Mine lease agreements by filing UCC-1 financing statements listing the additional equipment (as noted above, this equipment is located on the Ruby Mine property and secures the performance of the Ruby Mine lease), all right, title and interest of certain "ore specimens" for which Ruby Development Co., Inc. will credit the value against past due minimum royalty payments and grant Ruby Development Co., Inc. an option to purchase up to 50,000 shares of the Company's common stock at a price of $.25 per share until July 1, 1999.

At June 30, 1998, the Company owed approximately $720,000 on the Ruby Mine lease and approximately $25,000 on the Rising Sun lease which constitutes default on the agreements. The outstanding balances are included in accounts payable at June 30, 1998.

A valuation allowance to reduce the carrying balance of capitalized land/land options and development costs associated with these leases was not recorded in the past. As stated in Note 1, the Company has expensed all land options and treated this as a cumulative effect of change in accounting principle. The Company's general default of the agreements places the Company at risk of losing its rights to mine at these locations. The valuation allowance required, should the lessor take action to assert its right under the lease agreements, would approximate $4,205,854 for the Ruby Mine and $139,091 for the Rising Sun Mine.

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

NOTE  6  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT  (Continued)
            -------------------------------------------

Merger  with  Sierra  Gold  Properties,  Inc.  -  Kate-Hardy  Mine  (Continued)
------------------------------------------------------------------

During 1997, the Company paid $10,000 to the Kate-Hardy Mine lessor to extend the lease agreement for an additional three month period. The extension expired on June 27, 1997. Subsequent to this expiration, the Company negotiated a modification to the original agreement. Under this modification, the Company was to pay $10,500 a month in lease payments and had the option to purchase this property for $1,500,000. This option expires on September 18, 1998.

At June 30, 1998, the Company owed approximately $140,000 to the Kate-Hardy Mine lessor. The outstanding balance is included in accounts payable at June 30, 1998.

In prior years, a valuation allowance to reduce the carrying balance of capitalized land/land options and development costs associated with the Kate-Hardy Mine lease was not recorded in the past. As stated in Note 1, the Company has expensed all land options and treated this as a cumulative effect of change in accounting principle. The Company's general default of the expired agreement and the lack of a current agreement places the Company at risk of losing its rights to mine at this location. The valuation allowance required, should the lessor take action to assert its right under the lease agreement, would approximate $156,456.

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

The  New  California  Mine is an unpatented placer mine containing approximately
800 acres of land and is located between Poker Flat and Gardners Point. The unpatented claims are in good standing. Subsequent to June 30, 1998, the Company transferred this property back to the lessor.

Wilbank's  Placer  and  Loade  Mine  -  Poker  Flat  Mining  District
---------------------------------------------------------------------

In March 1997, the Company entered into an exploration license and option to purchase the Wilbank's claims for a $10,000 cash payment and $1,000 per month during the option period. The purchase price is $200,000 should the Company exercise that option. The Company has, under the terms of the agreement, an additional five year term to purchase the property for $300,000 payable at $2,000 per month. Subsequent to June 30, 1998, the Company transferred this property back to the lessor.


NOTE  7  -  ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
            --------------------------------------------

Accounts payable and accrued liabilities consist of the following at June 30, 1998:


Accounts payable. . . . .  $1,299,836
Related party payables. .       7,826
Accrued payroll and other     172,191
                           ----------

                           $1,479,853
                           ==========


No  unused  lines  of  credit  exist.

NOTE  8  -  INCOME  TAXES
            -------------

At June 30, 1998, the Company had available net operating loss carryforwards for financial statement and federal income tax purposes of approximately
$25,000,000.  These  loss  carryforwards  expire  between  1999  and  2010.

The Company has reported income tax losses of approximately $35,000 in prior years. In general, income tax losses are carried forward to future years to reduce future income taxes.

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

A valuation allowance of approximately $8,500,000 has been provided to offset the benefit of approximately $8,500,000 from the remaining $25,000,000 loss carryforwards. This valuation allowance is necessary because at June 30, 1998, the available benefits are more likely than not to expire before they can be used.


NOTE  9  -  SHAREHOLDERS'  EQUITY
            ---------------------

During  fiscal  1998,  the  following  major  equity  transactions  occurred:

  The Company effected a 10 for 1 reverse stock split. To effect the split, the Company's authorized, issued, and outstanding no par stock was reduced from 53,705,482 to 5,504,179.

 At year end, the Company shareholders' equity had increased 2,673,600 and is carried as subscribed common stock.

 The Company sold 1,867,131 shares of Common Stock for $2,224,599. These shares were sold pursuant to Regulation S of the Securities Act of 1933.

 The Company issued 500,000 shares of Common Stock with a value of $3,250,001. The shares were registered with the Securities and Exchange Commission on Form S-8.

 The following shares were sold under Regulation D and Section 4(2) of the Securities Act of 1933. Investors who acquires such shares were required to be accredited investors. The Company has agreed to register the shares pursuant to a registration statement to be filed with the Securities and Exchange Commission. The Company sold 600,000 restricted shares of Common Stock at $.125 per share wherein the Company received net proceeds of $75,000; 1,822,221 restricted shares of Common Stock at $.15 per share wherein the Company received net proceeds of $290,000; 4,300,000 restricted shares of Common Stock at $.07 per share wherein the Company received net proceeds of $301,000; 6,600,000 restricted shares of Common Stock at $.10 per share wherein the Company received net proceeds of $660,000; 670,000 restricted shares of Common Stock at $.50 per share wherein the Company received net proceeds of $335,000; 1,750,00 restricted shares of Common Stock at $.184 per share wherein the Company received net proceeds of $322,000; 60,000 restricted shares of Common Stock at $.50 per share wherein the Company received net proceeds of $30,000; 1,150,000 restricted shares of Common Stock at $.184 per share wherein the Company received net proceeds of $211,600. The Company sold 5,000,001 shares of Common Stock under Regulation S at $.65 per share wherein the Company received net proceeds of $3,250,000.

During  fiscal  1997,  the  following  major  equity  transactions  occurred:

 The Company sold 286,756 shares of Common Stock for $1,016,250. These shares were sold pursuant to Regulation S of the Securities Act of 1933.

 The Company issued 2,000 shares of Common Stock with a value of $5,200 in connection with its acquisition of the New California Placer Mine.

            ---------------------

 The Company issued 16,500 shares of Common Stock with a value of $41,250. The shares were registered with the Securities and Exchange Commission on Form S-8.

 Shareholders' equity increased by $1,200,000 as shares issued in the prior year were used to settle the Zuri Invest litigation. See 100,000 shares below issued in 1996.

 The Company sold 360,001 restricted shares of Common Stock at $.0625 per share wherein the Company received net proceeds of $225,000; 660,000 restricted shares of Common Stock at $.07 per share wherein the Company received net proceeds of $460,600; 175,455 restricted shares of Common Stock at $.11 per share wherein the Company received net proceeds of $193,000; 140,000 restricted shares of Common Stock at $.125 per share wherein the Company received net proceeds of $175,000. All shares were sold under Regulation D and Section 4(2) of the Securities Act of 1933. Investors who acquired such shares were required to be accredited investors. The Company has agreed to register the shares pursuant to a registration statement to be filed with the Securities and Exchange Commission.

During  fiscal  1996,  the  following  major  equity  transactions  occurred:

 The Company sold 678,350 shares of Common Stock for $6,875,416. These shares were sold pursuant to Regulation S of the Securities Act of 1933.

 The Company issued 110,000 shares as partial settlement of the Zuri Invest litigation. These shares were held in trust by the adverse party. The stock was forfeited and was valued at fair market value on the forfeit date, i.e. the trading price.

 The Company issued 21,667 shares as partial settlement of the Royal Bank of Scotland litigation.

During  fiscal  1995,  the  following  major  equity  transactions  occurred:

 The Company sold 256,667 shares of Common Stock for $3,696,457. These shares were sold pursuant to Regulation S of the Securities Act of 1933.

During  fiscal  1994,  the  following  major  equity  transactions  occurred:

 The Company issued 21,510 shares of Common Stock in exchange for certain legal, engineering, consulting, and employment services rendered to the Company totaling $938,159.(*)

 The Company issued shares of the Company's Common Stock pursuant to a service agreement with James Anderson totaling $421,875.

 The Board of Directors of the Company approved a 15-for-1 reserve stock split effective November 29, 1993.

During  fiscal  1993,  the  following  major  equity  transactions  occurred:

 The  Company  issued  53,940  shares  of  Common  Stock  in connection with its
acquisition  of  Trans-Russian.    Total  reduction in equity in relation to the
acquisition  was  $84,176.(*)

 In connection with its mining properties, the Company issued 3,729 shares of Common Stock for accrued lease payments of $107,710, prepayment of certain lease expenses of $113,153, and acquisition of mining equipment of $34,375.(*)

 The Company issued 10,514 shares of Common Stock with a value of $713,494 in satisfaction of outstanding debt obligations amounting to $558,592.(*)

NOTE  9  -  SHAREHOLDERS'  EQUITY  -  (Continued)
            ---------------------

 The Company issued 10,026 shares of Common Stock with a value of $500,285 in satisfaction of the Company's obligation to CSGM of $574,750.(*)

 The Company issued 18,319 shares of Common Stock in exchange for certain legal, engineering, consulting, and employment services rendered to the Company totaling $1,616,659.(*)

 The  Company  sold  1,066 shares of stock at $7.50 per share, totaling $80,000.

 The Company issued 3,334 shares of Common Stock pursuant to the exercise of options in settlement of debt to CSGM of $250,000.(*)

During  fiscal  1992,  the  following  major  equity  transactions  occurred:

 The Company issued 15,534 shares of Common Stock in connection with its acquisition of Sierra Gold and the related options on mineral properties for $74,807.(*)

 The Company issued 1,031 shares of Common Stock in connection with its acquisition of the Kate-hardy Mine for $88,667 and prepayment of certain lease expenses of $66,000.(*)

 In connection with its lease on the Ruby Mine, the Company issued 2,480 shares of Common Stock for: accrued lease payments of $72,502, prepayment of lease obligation of $63,287, and modification and extension to lease term of $154,836.(*)

 In connection with its lease on the Rising Sun Mine, the Company issued 533 shares of Common Stock for accrued lease payments of $22,002, prepayment of lease obligation of $18,687, and modification and extension to lease term of $4,111.(*)

 The Company issued 2,444 shares of Common Stock in satisfaction of outstanding debt obligations amounting to $336,617.(*)

 The Company issued 88000 shares of Common Stock with a value of $748,750 to CSGM in satisfaction of the Company's obligation to CSGM of $900,000.(*)

 The Company issued 11,791 shares of Common Stock in exchange for certain legal, engineering, and employment services rendered to the Company totaling $1,286,852.(*)

 In May 1992, the Company entered into a three-year consulting contract with Mr. Anderson in exchange for issuing 6,667 shares of Common Stock with a value of $531,250.(*)

 Ms. Anderson paid expenses on behalf of the Company amounting to $105,055. This amount and the proceeds received from the extension of warrants of $207,750 totaling $312,805 is accounted for as a contribution of capital.

 The Company made several private placements of a total of 14,210 shares of its Common Stock at prices ranging from $.90 to $1.50 per share totaling $2,298,451, net of offering costs of $177,974.

During  fiscal  1991,  the  following  major  equity  transactions  occurred:

 On June 29, 1990, the Company sold 13,173 units for $987,955. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock. The Company's previous chairman, Mr. Benarroch, is the president of the underwriter, Euro Canadian, in this transaction, which received a commission of $98,796. The underwriter also received warrants to purchase 3,334 shares of the Company's Common Stock at $.50 through July 1992. In July 1990, the Company sold an additional 14,161 units. The Company received $910,840 after offering expenses. Warrants covering 25,333 shares are exercisable at $.70 through June 1992, and warrants covering 2,000 shares are exercisable at $.90 through June 1992.

NOTE  9  -  SHAREHOLDERS'  EQUITY  -  (Continued)
            ---------------------

 On June 26, 1990, the Company's Board of Directors approved the issuance of 7,376 units to ISGM and CSGM in satisfaction of the Company's debt of $553,242 to these entities. Each unit consists of one share of the Company's Common Stock and one warrant to purchase one share of stock at $.50 per share, exercisable through July 1992. As of December 31, 1990, these units had not been delivered due to administrative delays. As an inducement to the approval of the consulting agreement described below, CSGM and ISGM agreed to cancel the units approved by the Board of Directors on June 26, 1990.

 On January 23, 1991, the Company entered into an agreement with CSGM and ISGM whereby CSGM and ISGM are obligated to render consulting services to the Company to assist the Company in the acquisition of mining properties, identification of and negotiation with the Company's creditors, and other day-to-day business and administrative tasks. In exchange for rendering consulting services, the Company agreed to issue 12,000 shares of its Common Stock to CSGM. As the market value of the shares issued was approximately equal to that of the units canceled, the issuance of the shares has been treated as a replacement of the units for accounting purposes.(*)

 In January 1991, an additional 4,927 shares of Common Stock were issued to third parties. These shares, valued at fair market value of $630,568, were issued for legal and consulting services rendered and the repayment of a note payable issued for services of $114,560.(*)

 The Company agreed to issue 2,000 shares of Common Stock valued at fair market value of $581,250 to an engineering firm for past and future services.(*)

 The  Company  entered  into a litigation settlement with Mr. Benarroch, whereby
6,667 shares of the Company's outstanding Common Stock were returned to the Company and, simultaneously, the Company issued back to Mr. Benarroch 10,000 shares, valued at fair market value of $1.75 per share. The settlement resulted in a net issuance of 3,333 shares of Common Stock valued at $875,000.(*)

 During fiscal 1990, the Company initiated a private placement of its Common Stock. In April 1990, the Company sold 15,000 shares for $450,000.

 In March 1990, Ms. Anderson sold 6,667 shares of her Common Stock to Sungold Mining Corp. (Sungold) for $10,000 as an inducement for an affiliate of Sungold to lend the Company $140,000.(*)

 In March and May 1990, the Company issued 23,500 shares of Common Stock in exchange for legal services valued at $72,500.(*)

(*)      For each issuance involving noncash consideration, the Company recorded the  fair  market  value  of  the  shares  issued as the consideration received.

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS
             -----------------------------

The Company has an incentive stock option plan under which five and ten-year options may be granted to key employees to purchase up to 3,333 shares of the Company's Common Stock at the market price on the date of grant. At June 30, 1998, no options had been granted under this plan. A total of 33,333 shares of the Company's unissued Common Stock has been reserved for this plan.

The Company has a nonqualified stock option plan, under which options to purchase a total of 1,186,000 shares from $.23 to $4.13 were outstanding and exercisable at June 30, 1998.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. The Company also applies principles from the consensus reached in EITF 87-33 on stock option re-pricing transactions. The Company did cancel certain stock options and grant new stock options during the prior fiscal year but these transactions were not considered to be stock option re-pricing transactions as defined by EITF 87-33. The consensus reached by EITF 87-33 applies to the cancellation of an existing original option and the granting of a new option that contains terms identical to the remaining terms of the original option except that the exercise price is reduced. The terms of the new options granted by the Company were not identical to the remaining terms of the original options. Accordingly, compensation cost has been recognized for the difference between the market value of the stock at the date of issuance and the exercise price of the new stock options granted. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the provision of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                            1998          1997
                                        ------------  -------------
Net Loss. . . . . . . . .  As reported  $(5,386,831)  $ (9,681,535)
                           Pro forma    $(5,386,831)  $(10,609,426)
Net loss per common share  As reported  $      (.12)  $       (.47)
                           Pro forma    $      (.12)  $       (.51)


The fair value of the option grant was estimated on the date of granting using the Black-Scholes American option-pricing model with the following assumptions: risk-free interest rate of 7.5 percent, dividend yield rate of zero, expected life of 5.0 years, and volatility of 83.6 percent.

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS  (Continued)
             -----------------------------

A summary of the status of the Company's stock option plan as of June 30, 1998 and 1997, and changes during the years ending on those dates is presented below as effected by 1:10 stock split:

1998
----


                                                                          Weighted
                                                                           Average
                                                                          Exercise
                                                                 Shares     Price
                                                                --------  ---------
Fixed Options
  Outstanding at beginning of year
    Granted. . . . . . . . . . . . . . . . . . . . . . . . . .  186,000
    Expired. . . . . . . . . . . . . . . . . . . . . . . . . .  (10,000)  $   20.00
    Exercised. . . . . . . . . . . . . . . . . . . . . . . . .        -
                                                                --------

  Outstanding at end of year . . . . . . . . . . . . . . . . .  176,000
                                                                ========

Options exercisable at year end. . . . . . . . . . . . . . . .  176,000
                                                                ========

Weighted-average fair value of options granted during the year  N/A
                                                                ========


1997
----


                                                                           Weighted
                                                                           Average
                                                                           Exercise
                                                                 Shares     Price
                                                                ---------  --------
Fixed Options
  Outstanding at beginning of year . . . . . . . . . . . . . .   105,100
    Granted. . . . . . . . . . . . . . . . . . . . . . . . . .   101,000       2.30
    Canceled . . . . . . . . . . . . . . . . . . . . . . . . .   (87,500)     20.27
    Exercised. . . . . . . . . . . . . . . . . . . . . . . . .         -
                                                                ---------

  Outstanding at end of year . . . . . . . . . . . . . . . . .   186,000
                                                                =========

Options exercisable at year end. . . . . . . . . . . . . . . .   186,000
                                                                =========

Weighted-average fair value of options granted during the year  $   1.80
                                                                =========

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS  (Continued)
             -----------------------------

The following table summarizes information about fixed stock options outstanding at June 30, 1998:

                            Options Outstanding               Options Exercisable
                            -------------------               -------------------

                                  Weighted-
                                   Average
                     Number       Remaining      Weighted-         Number        Weighted-
Range of         Outstanding at  Contractual      Average      Outstanding at     Average
Exercise Prices  June 30, 1998   Life (Years)  Exercise Price  June 30, 1998   Exercise Price
---------------  --------------  ------------  --------------  --------------  --------------
2.00-26.30. . .           9,400           .63               -           9,400               -
8.50-41.30. . .           7,200          2.29           20.00           7,200           20.00
2.30. . . . . .           9,600          3.74            2.30           9,600            2.30
2.50. . . . . .           5,000          1.00            2.50           5,000            2.50



NOTE  11  -  RESTATEMENT  OF  PRIOR  YEAR
             ----------------------------

Change  for  New  Pronouncement
-------------------------------


                                                                    1997
                                                                ------------
Accumulated deficit through the development stage July 1, 1997
  As previously reported . . . . . . . . . . . . . . . . . . .  $ 7,813,318
Adjustment for impairment of development costs under FAS 121 .   (5,393,115)
                                                                ------------
Balance at July 1, 1997. . . . . . . . . . . . . . . . . . . .  $ 2,420,203
                                                                ============



NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES
             -------------------------------

Lease expense consists principally of an operating lease for the Company's office building which calls for monthly payments of $2,500 from June 1989 through May 1994. The rent is subject to annual adjustment based upon the Consumer Price Index. Rent expense for the years ended June 30, 1998 and 1997 was approximately $30,000.

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

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  (Continued)
             -------------------------------

The Company contracted with an outside consultant to develop a cost estimate for future reclamation costs on the Gardner's Point Mine. This estimate was developed pursuant to SMARA guidelines and required for submission to the lead agency and the Department of Conservation as the Company develops a plan for future mining at this site. Future reclamation costs are estimated to be $380,000. Additional bonding for reclamation will be required subsequent to final approval estimated to be completed in May of 1998. At June 30, 1998, a contingent liability for the amount of the new estimate which exceeds the liability accrued in prior years was not included in the Company's financial statements. Consistent with the Company's policy, as discussed in Note 1, reclamation costs are accrued over the life of the mine using the units-of-production method. Once the mine enters the production stage, should the end of the mine's production life become imminent, the entire estimated liability would be expensed.

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

THE  ZURI  INVEST  ACTION.

During  the  fiscal  year  ended  June  30,  1998,    the  Company completed its
obligations to the Zuri Plaintiffs (as defined below) under a settlement agreement entered into on December 14, 1995 (the "Zuri Agreement") with Zuri Invest A.G., Andre Michaels and Peter Woodfield (the "Zuri Plaintiffs"), in connection with an action which had been commenced in December 1991 (the "Zuri Invest action"), to partially satisfy the joint and several judgment entered in the Zuri Invest action against the Company and Simone Anderson and James Anderson (collectively, the "Andersons") on October 31, 1995 (the "Judgment"). The Zuri Plaintiffs agreed, subject to the receipt of the consideration described below, not to seek any further recovery directly from the Company on the Judgment, and to release the Company from any further liability thereunder. The Zuri Plaintiffs also agreed not to pursue recovery against the Andersons on the Judgment if it is judicially determined that the Andersons have indemnification rights against the Company with respect to the Judgment. The Company issued and delivered to each of Woodfield and Michaels 250,000 shares of the Company's Common Stock. The Company issued 600,000 shares of the Company's Common Stock to Zuri Invest and delivered 200,000 of such shares to Zuri Invest on or about April 10, 1996, 200,000 shares on or about June 11, 1996, and the remaining 200,000 shares on or about September 9, 1996. As security for the Company's obligations to issue and deliver the above described shares of Common Stock, the Company issued a promissory note in the amount of $1.2 million payable to the Zuri Plaintiffs. The note was secured by a deed of trust on all real property and patented and unpatented mining claims owned by the Company. Pursuant to the Zuri Agreement, the principal amount of the note shall be reduced as the shares issued to the Zuri Plaintiffs are sold, dollar for dollar by the gross proceeds generated from such sales until such time as sales collectively total in gross $1.2 million at which time the note shall be deemed paid. Notwithstanding the foregoing, the note shall also be deemed paid after the passage of 180 days after the last distribution of shares which, as stated above, was distributed in September 1996. As a result thereof, such note has been deemed paid by the Company.

Pursuant to the Zuri Agreement, the Company also assigned to the Zuri Plaintiffs an interest (33% of the Company's 60% interest) in claims asserted against the Andersons and their controlled corporations in the action entitled Brush Creek Mining and Development v. F. James Anderson, et al., currently pending in the United States District Court, Northern District of California.

             ------------------

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

THE  ANDERSON  MATTER.

The Company was plaintiff in the matter of Brush Creek Mining and Development Co., Inc. v. Anderson, et al., United States District Court, Northern District of California, case no. C94-3487 CAL, filed on September 24, 1994. The action was against former officers and directors of the Company and others for violations of federal and state securities laws and common law torts. On April 3, 1998, the Company's counsel, the Hinton & Alfert firm, withdrew as counsel of record. Upon the Company's failure to obtain new counsel as directed by the Court, the action was dismissed with prejudice on May 15, 1998. Following entry of judgment of dismissal, two of the defendants moved as purported prevailing parties for an award of attorney's fees and costs incurred in defending against the Company's claims. The defendants sought by their motion to recover $63,782.14. The Company retained this firm for the limited purpose of opposing this motion. On August 21, 1998, the Court denied the defendants' motion. Defendants have appealed this order, but this firm is no longer representing the Company in regard to this matter.

THE  VOLCANIC  MATTER.

Volcanic Resources, LLC filed its complaint against the Company, its past CEO and Chairman of the Board, and two of its Board members on August 12, 1998. On September 16, 1998, Plaintiff filed its First Amended Complaint alleging breach of contract and breach of express warranties against the Company only and alleging fraud, negligent misrepresentation, rescission, constructive trust, declaratory relief and violation of Business and Professions Code section 17200 against all Defendants. The underlying contract giving rise to this suit involves a written Exploration, Development and Mine Operating Agreement entered into November 20, 1997 between Sterling Mining, LLC and the Company. Sterling Mining, LLC assigned its rights under the Exploration, Development and Mine Operating Agreement to Plaintiff. The responsive pleading is due November 30, 1998. In accordance therewith, the individual Defendants are filing three preliminary "motions": (1) Motion to Change Venue; (2) Demurrer; and (3) Petition to Compel Arbitration. These motions are set for hearing on December 30, 1998.

             ------------------

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

             ------------------

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

NOTE  14  -  AGREEMENT  WITH  MK  GOLD  COMPANY  (Continued)
             ----------------------------------

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


NOTE  15  -  SUPPLEMENTAL  SCHEDULE  OF  NON  CASH  INVESTING  ANDFINANCING
             --------------------------------------------------------------
             ACTIVITIES
             ----------

Noncash  investing  and  financing  activities  as  of  June 30, are as follows:


                                                            1998      1997
                                                            -----  ----------
Partial settlement of litigation . . . . . . . . . . . . .  $   -  $1,200,000
Compensation recognized on stock options granted . . . . .      -      24,000
Company stock issued to satisfy purchase price adjustments
  agreements . . . . . . . . . . . . . . . . . . . . . . .      -     753,175
 Company stock issued to convert 7% convertible debenture.      -     300,000
 Company stock issued to acquire the New California
  Placer Mine. . . . . . . . . . . . . . . . . . . . . . .      -      20,000



NOTE  16  -  SEGMENT  INFORMATION
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
             ------------------

Change  in  Management
----------------------

On November 16, 1998, Brush Creek Mining and Development Inc. received the resignation of its chief executive officer (C.E.O.), James Chapin. Brush Creek has accepted the proposal submitted by Mr. Larry Stockett, President of U.S. Cement Company and the Board appointed him as the new President and C.E.O. Mr. Stockett has accepted these positions without compensation until the company reaches its first quarterly after tax profit. Upon resolution of Brush Creek's current legal and financial problems, Mr. Stockett has agreed to transfer his 51% ownership in U.S. Cement Company to Brush Creek. In return, Mr. Stockett will receive restricted shares of stock of Brush Creek at a price of $5 per share for the audited book value of U.S. Cement. In addition, Mr. Stockett will receive one million shares of Brush Creek restricted stock if the BCMDE shares achieve a $5 per share closing price for 10 consecutive days.


NOTE  19  -  YEAR  2000
             ----------

The Company has reviewed its current computer software and hardware systems and is currently working to resolve the potential problems associated with the Year 2000 and the processing of date sensitive information by such systems. Based on preliminary information, the Company believes that it will be able to implement successfully the systems and programming changes necessary to address the Year 2000 issues, and does not expect the cost of such changes to have a material impact of the Company's financial position, results of operations or cash f lows in future projects.

EXHIBIT  11.1

COMPUTATION  OF  EARNINGS  PER  SHARE

Year  Ended
-----------------------


                                             June 30, 1998    June 30, 1997
                                            ---------------  ---------------
Net Loss . . . . . . . . . . . . . . . . .  $   (5,386,831)  $   (9,681,535)

Weighted Average Common Shares Outstanding       4,660,433        2,136,576
                                            ---------------  ---------------

Net Loss per Common Share. . . . . . . . .  $         (.12)  $         (.47)
                                            ===============  ===============

EXHIBIT  21.1

LIST  OF  SUBSIDIARIES

1.    B.  Creek  Acquisition  Corporation


2.    Alpha  Hardware