Form 10QSB
period 1998-09-30
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1998-11-25
CIK 715583

SECURITIES  AND  EXCHANGE  COMMISSION
WASHINGTON,  DC  20549

FORM  10-QSB

[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d) OF THE SECURITIES EXCHANGE
       ACT  OF  1934
       For  the  quarterly  period  ended  September  30,  1998

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  EXCHANGE  ACT  OF  1934
      For  the  transition  period  from  to

Commission  file  number  0-12761

BRUSH  CREEK  MINING  AND  DEVELOPMENT  CO.,  INC.
(Exact  name  of  Small  Business  Issuer  as  Specified  in  its  Charter)

NEVADA
(State  or  Other  Jurisdiction  of  Incorporation  or  Organization)

 88-0180496
(I.R.S.  Employer  Identification  Number)

11117  LOWER  CIRCLE  DRIVE,  GRASS  VALLEY,  CALIFORNIA  85949
(Address  of  Principal  Executive  Offices)

(503)  477-0834
(Issuer's  Telephone  Number,  Including  Area  Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the  past  90 days.  Yes  X   No
                                                                       ----

State the number of shares outstanding of each of the Issuer's classes of common
equity, as of the latest practicable date:   Common, $.0001 par value per share:
5,554,179  outstanding  as  of  November  1,  1998.

Transitional  Small  Business  Disclosure  Format:      Yes     X      No
                                                             -------

PART  I  -  FINANCIAL  INFORMATION

BRUSH  CREEK  MINING  AND  DEVELOPMENT  CO.,  INC.  AND  SUBSIDIARIES

Index  to  Financial  Information  for  the  Period  Ended  September  30,  1998



ITEM                                                                                Page
                                                                                    ----
Item 1 - Financial Statements
----------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
  and June 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 1998 and 1997 and for the period July 1, 1989 (dated of resumption of development stage enterprise activities) through September 30,
  1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1998 and 1997 and for the period July 1, 1989 (dated
  of resumption of development stage enterprise activities) through September 30,.     5
  1998
Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . .     7
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
              of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

PART  I  -  FINANCIAL  INFORMATION

                  BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                        September 30, 1998    June 30, 1998
                                                       --------------------  ---------------
ASSETS
Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . .  $            23,972   $      417,415
  Inventory . . . . . . . . . . . . . . . . . . . . .                    -           39,735
  Advances receivables. . . . . . . . . . . . . . . .                  500              500
                                                       --------------------  ---------------

Total current assets. . . . . . . . . . . . . . . . .               24,472          457,650
Office furniture and  equipment, net. . . . . . . . .               42,074           42,074

Mineral properties and mining equipment, net. . . . .            4,595,961        4,657,421
Deposits. . . . . . . . . . . . . . . . . . . . . . .              272,095          272,095
                                                       --------------------  ---------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $         4,934,602   $    5,429,240
                                                       ====================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities. . . . . . .  $         1,370,152   $    1,479,583
Current portion of long term debt . . . . . . . . . .              362,000          362,000
Other . . . . . . . . . . . . . . . . . . . . . . . .                3,700            3,700
                                                       --------------------  ---------------

Total current liabilities . . . . . . . . . . . . . .            1,735,852        1,845,283
                                                       --------------------  ---------------
Shareholder's Equity
  Common Stock, $.0001 par value; authorized
   100,000,000 shares; issued and outstanding
   5,554,179 and 4,162,948 shares as of September 30,
  1998 and June 30, 1998, respectively. . . . . . . .           53,743,325       53,643,325
  Accumulated deficit . . . . . . . . . . . . . . . .          (50,544,575)     (50,059,368)
                                                       --------------------  ---------------

Total shareholders' equity. . . . . . . . . . . . . .            3,198,750        3,583,957
                                                       --------------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . .  $         4,934,602   $    5,429,240
                                                       ====================  ===============

The accompanying notes are an integral part of these financial statements.

BRUSH  CREEK  MINING  AND  DEVELOPMENT  CO.,  INC.
AND  SUBSIDIARIES
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(UNAUDITED)

                                        For  the  Three  Months  Ended
                                                 September  30,
                                                 --------------

                                                                           Period from
                                                                           July 1, 1989
                                                                             through
                                               1998          1997       September 30, 1998
                                            -----------  ------------  --------------------
Revenues
  Sale of Joint Venture. . . . . . . . . .  $        -   $         -   $         4,232,000
  Other income . . . . . . . . . . . . . .       5,237             -               166,382
  Interest income. . . . . . . . . . . . .       1,736         2,598               200,204
                                            -----------  ------------  --------------------

Total revenues . . . . . . . . . . . . . .       6,973         2,598             4,598,586
                                            -----------  ------------  --------------------
Expenses
  General and  administrative expense. . .     152,187       375,164            17,863,319
  Impairment loss. . . . . . . . . . . . .           -             -             5,393,115
  General mining and  exploration. . . . .     278,533       519,778            13,819,805
  Loss on lease abandonments . . . . . . .           -             -               392,317
  Depreciation and amortization. . . . . .      61,460        65,875             1,748,153
  Loss (gain) on sales of mining equipment           -             -               171,174
  Interest expense . . . . . . . . . . . .           -             -               498,494
  Litigation settlement. . . . . . . . . .           -             -             4,141,032
                                            -----------  ------------  --------------------

Total expenses . . . . . . . . . . . . . .     492,180       960,187            44,027,409
                                            -----------  ------------  --------------------
Net loss before change in accounting
  principal. . . . . . . . . . . . . . . .    (485,207)     (958,219)          (39,428,823)

Extraordinary item - gain from debt. . . .           -             -               144,462
                                            -----------  ------------  --------------------
  extinguishment net of tax
                                            $ (485,207)  $  (958,219)  $       (39,284,361)
                                            ===========  ============  ====================
Net loss

Loss per common share before . . . . . . .  $     (.09)  $      (.28)
                                            ===========  ============
  extraordinary item
                                            $     (.09)  $      (.28)
                                            ===========  ============
Net loss per common share

Weighted average common shares . . . . . .   5,529,179    34,209,371
                                            ===========  ============
  outstanding

The accompanying notes are an integral part of these financial statements.

BRUSH  CREEK  MINING  AND  DEVELOPMENT  CO.,  INC.
AND  SUBSIDIARIES
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)


                                        For  the  Three  Months  Ended
                                                 September  30,
                                                 --------------

                                                                         Period from
                                                                         July 1, 1989
                                                                           through
                                                1998        1997      September 30, 1998
                                             ----------  ----------  --------------------
Cash flows from operating activities:
  Net income(loss). . . . . . . . . . . . .  $(485,207)  $(958,219)  $       (39,284,361)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Impairment of development costs . . .          -           -             5,393,115
      Gain on debt restructuring. . . . . .          -           -              (144,462)
      Depreciation and amortization . . . .     61,460      65,875             1,748,153
      Loss on lease abandonments. . . . . .          -           -               444,359
      Loss on litigation settlement . . . .          -           -             4,111,032
      Loss (gain) on sale of mining
        equipment . . . . . . . . . . . . .          -           -                49,164
      Other . . . . . . . . . . . . . . . .          -           -                43,576
      Shareholder payment of services . . .          -           -               105,055
      Stock and debt for services . . . . .          -      96,875               879,652
      Change in inventory . . . . . . . . .     39,735           -                 2,290
      Change in note receivable . . . . . .          -           -                47,462
      Change in prepaid expenses. . . . . .          -           -               501,736
      Change in deposits and other current
        assets. . . . . . . . . . . . . . .          -           -              (116,461)
      Change in deposits. . . . . . . . . .          -           -               (29,065)
      Change in accounts payable and
        accrued liabilities . . . . . . . .   (109,431)     15,683             3,922,609
                                             ----------  ----------  --------------------

Net cash provided by (used in) operating
  activities. . . . . . . . . . . . . . . .   (493,443)   (779,786)          (22,326,146)
                                             ----------  ----------  --------------------
Cash flows from investing activities:
  Acquisition of mineral properties,
    equipment, and deferred developments. .          -           -            (5,164,817)
  Acquisition of office equipment . . . . .          -           -              (278,987)
  Proceeds from sale of equipment . . . . .          -           -               384,356
  Proceeds from acquisition of Trans-
   Russian. . . . . . . . . . . . . . . . .          -           -                20,060
                                             ----------  ----------  --------------------

Net cash provided by  (used in) investing
  activities. . . . . . . . . . . . . . . .          -           -            (5,039,388)
                                             ----------  ----------  --------------------

The accompanying notes are an integral part of these financial statements.

BRUSH  CREEK  MINING  AND  DEVELOPMENT  CO.,  INC.
AND  SUBSIDIARIES
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)


                                        For  the  Three  Months  Ended
                                                 September  30,
                                                 --------------

                                                                        Period from
                                                                        July 1, 1989
                                                                          through
                                               1998        1997      September 30, 1998
                                            ----------  ----------  --------------------
Cash flows from financing activities:
  Advances from (to) affiliates. . . . . .          -           -             2,009,127
  Payment made to affiliates . . . . . . .          -           -              (343,798)
  Proceeds from issuance of common stock .    100,000     971,000            26,436,515
  Proceeds from warrant extensions . . . .          -           -               207,750
  Proceeds from issuance of notes payable.          -           -               870,043
  Payments on long-term debt . . . . . . .          -    (224,000)           (2,093,979)
  Proceeds from convertible debenture. . .          -           -               300,000
                                            ----------  ----------  --------------------

Net cash provided by financing activities.    100,000     747,000            27,385,658
                                            ----------  ----------  --------------------
Net increase (decrease) in cash. . . . . .   (393,443)    (32,786)               20,124

Cash at beginning of  period . . . . . . .    417,415     111,059                 3,848
                                            ----------  ----------  --------------------

Cash at end of period. . . . . . . . . . .  $  23,972   $  78,273   $            23,972
                                            ==========  ==========  ====================


Cash paid during the period for interest
 (net of amounts capitalized). . . . . . .  $       -   $       -
                                            ==========  ==========


The accompanying notes are an integral part of these financial statements.

BRUSH  CREEK  MINING  AND  DEVELOPMENT  COMPANY,  INC.
AND  SUBSIDIARIES
(A  DEVELOPMENT  STAGE  ENTERPRISE)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(UNAUDITED)



NOTE  1  -  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations and cash flows for the three months ended September 30, 1998 and 1997 and for the period July 1, 1989 (date of resumption of development stage enterprise activities) through September 30, 1998, have been prepared by the Brush Creek Mining and Development Co., Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Form 10-KSB. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

NOTE  2  -  OPERATIONS  AND  BASIS  OF  PRESENTATION  (Continued)

During 1997, the Securities and Exchange Commission (SEC) staff reconsidered existing accounting practices for mineral expenditures by United States junior mining companies. They now interpret generally accepted accounting policy for junior mining companies to permit capitalization of acquisition, exploration and development costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Although the Company has performed drilling samples, and an independent engineer has deemed the gold properties contain profitable reserves in excess of property and equipment costs incurred through June 30, 1997, management has chosen to follow the more conservative method of accounting by expending the previously capitalized gold mineral costs, for which there is no feasibility study, as a cumulative effect of a change in accounting principle in the consolidated statement of operations.


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

NOTE  4  -  SUBSEQUENT  EVENTS
            ------------------

Change  in  Management
----------------------

On November 16, 1998, Brush Creek Mining and Development Inc. received the resignation of its president and chief executive officer (C.E.O.), James Chapin. Brush Creek has accepted the proposal submitted by Mr. Larry Stockett, President of U.S. Cement Company and the Board appointed him as the new President and C.E.O. Mr. Stockett has accepted these positions without compensation until the company reaches its first quarterly after tax profit. Upon resolution of Brush Creek's current legal and financial problems, Mr. Stockett has agreed to transfer his 51% ownership in U.S. Cement Company to Brush Creek. In return, Mr. Stockett will receive restricted shares of stock of Brush Creek at a price of $5 per share for the audited book value of U.S. Cement. In addition, Mr. Stockett will receive one million shares of Brush Creek restricted stock if the BCMDE shares achieve a $5 per share closing price for 10 consecutive days.


NOTE  5  -  YEAR  2000
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

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect"and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS  OF  OPERATIONS

The Company had total revenues of $6,973 during the three months ended September 30, 1998 compared to total revenues of $2,598 (from interest only) during the three months ended September 30, 1997. The Company had a $485,207 net loss for the three months ended September 30, 1998 compared to a net loss of $958,219 for the comparable fiscal 1997 period. This change in net loss is primarily due to a reduction in general mining and exploration costs, a decrease in general and administrative expenses. General and administrative expenses decreased $222,977 from the same period in the prior fiscal year.

The price of gold has a material effect on the Company's financial operations. Following deregulation, the market price for gold has been volatile. Since the end of 1987 the price of gold has declined from a high of approximately $500 per ounce to approximately $290 per ounce at September 30, 1998. Instability in the price of gold may affect the profitability of the Company's operations if and
when    the  Company  realizes  economic  production.

PART II - OTHER INFORMATION


Item  1.      LEGAL  PROCEEDINGS.

Reference is made to the Company's Form 10-KSB for fiscal year ended June 30, 1998 and the financial statements included therein and in particular to Part I,
Item 3 and Note 13 to the consolidated financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934. There has been no material changes in legal proceedings during the quarter ended September 30, 1998.

Item  2.      DEFAULTS  UPON  SENIOR  SECURITIES.

         None.

Item  3.      SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS.

         None.

Item  4.      OTHER  INFORMATION.

         None.

Item  5.      EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)      Exhibits.

        There  are  no  exhibits  applicable  to  this  Form  10-QSB.

(b)      Reports  on  Form  8-K.
         Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 1998.

        None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BRUSH  CREEK  MINING  AND  DEVELOPMENT  CO.,  INC.
(Registrant)


By:     /s/ James Chapin
        James  Chapin
        Chief  Executive  Officer

Dated:   November 24, 1998



By:     /s/ James Chapin
        James  Chapin
        Principal  Financial  Officer
        and  Principal  Accounting  Officer

Dated: November 24,1 998