Form 10KSB/A
period 1998-06-30
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1998-12-21
CIK 715583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
(Mark  One)

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

Transitional  Small  Business  Disclosure  Format:          Yes      X   No ____
                                                                 -----

                                    PART III

Item  9  -  Directors,  Executive  Officers,  Promoters  and  Control  Persons:
Compliance  with  Section  16(a)  of  the  Exchange  Act.

                              Election of Directors

Due to changes in ownership subsequent to year end, the serving directors noted below are subject to change at the next board members meeting.

INFORMATION  CONCERNING  DIRECTORS  AND  OFFICERS

The following table sets forth certain information with respect to the Board of Directors as of June 30, 1998.

                              PRESENT POSITION      HAS SERVED AS
NAME                 AGE        AND OFFICES         DIRECTOR SINCE
James S. Chapin . .   43  Chief Executive Officer,            1994
a . . . . . . . . .       Chief Financial Officer,
a . . . . . . . . .       Chairman of the Board
a . . . . . . . . .       and Director

Howard I. Kalodner.   64  Director                            1994

Albert E. Miller. .   71  Director                            1994

Kenneth S. Friedman   56  Director                            1995

JAMES S. CHAPIN has been a Director of the Company since April 1994. Since April 1994, Mr. Chapin has also served as the Chief Executive Officer and Chief Financial Officer of the Company. Prior to working with the Company, Mr. Chapin was registered with the Hartford, Connecticut offices of Tucker Anthony, a securities broker-dealer from 1988 to April 1994. He previously served in executive positions from 1977 to 1983 with IBM and from 1983 to 1988 with the securities firm of Smith Barney.

HOWARD I. KALODNER has been a Director of the Company since March 1994. Mr. Kalodner is a professor of law and, from 1977 to 1994, served as the dean of Western New England College School of Law in Springfield, Massachusetts. He is a member of the American Law Institute (ALI).

ALBERT E. MILLER has been a Director of the Company since March 1994. From 1976 to 1991, Mr. Miller was chairman and chief executive officer to Royalpar Industries, a publicly owned human resources company. He retired from Royalpar in July 1991 when it was acquired by another company.

KENNETH S. FRIEDMAN has been a Director of the Company since January 1995. Mr. Friedman has served as president and chief executive officer of Strathmore Resources Ltd. from December 1996 to the present. From 1993 to the present, he has also served as president of Nonlinear Resource Corp. and, from 1991 to 1993, he served as director of research for Dickinson & Co. He served as the natural resources analyst for Kemper Securities, a securities firm, from 1990 to 1991, and the metal and mining analyst for Boettcher Co., a brokerage firm, from 1989 to 1990.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of such reports and written representations from certain of such persons, the Company believes that, during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except James S. Chapin filed two reports late relating to a total of three transactions, Howard I. Kalodner filed two reports late relating to a total of two transactions, Albert E. Miller filed one report late relating to a total of one transaction, and Kenneth S. Friedman filed one report late relating to one transaction and failed to file two reports relating to two transactions.

Item  10  -  Executive  Compensation

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended June 30, 1998, 1997 and 1996, of those persons who were, at June 30, 1998 (I) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                              SUMMARY COMPENSATION TABLE

                                           ANNUAL                 LONG-TERM
                                        COMPENSATION             COMPENSATION
                                                              AWARDS       PAYOUTS
NAME AND
PRINCIPAL                    FISCAL                          OPTIONS      ALL OTHER
POSITION                      YEAR    SALARY      BONUS      (SHARES)   COMPENSATION
James S. Chapin,. . . . . .    1998  $110,000  $ 50,000(4)          0   $           0
Chief Executive Officer . .    1996  $110,000  $        0   250,000(3)  $           0
and Chief Financial Officer    1997  $110,000  $100,000(1)  375,000(2)  $           0

---------------------------
(1)  Represents  amount  which  was  released  to  Mr.  Chapin  in  January 1997 from
     $100,000  which had been held in trust by the Company in connection with certain severance arrangements which existed between the Company and Mr. Chapin.  Due to the  release  of  said  funds, such severance arrangements have been terminated.
     See  "-Employment  Agreements  and  Termination  of  Employment  Arrangements".

(2)  In  March  1997, Mr. Chapin was granted options to acquire 375,000 shares of the
     Company's Common Stock.  In connection therewith, all previously granted options
     To  Mr.  Chapin  were  canceled.

(3)  Such  options  have  been  canceled  (see  footnote  (2) above).

(4)  Pursuant to the terms of his Employment Agreement dated April 5, 1994, the Board of  Directors  may at its own discretion deem or grant bonuses.  For the current year,  the  Board  unanimously approved a $50,000 bonus to be paid to Mr. Chapin for  his  achievements  in  successfully  raising  funds  for  the  Company.

STOCK  OPTION  PLANS

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

LONG-TERM  INCENTIVE  PLAN

Other than the stock option plans described above, the Company does not have any plan providing compensation to its officers for performance to occur over a period longer than one fiscal year.

PENSION  PLANS

The  Company does not have any pension plan available to its executive officers.

COMPENSATION  OF  DIRECTORS

The independent Directors of the Company are entitled to compensation at a rate of $1,500 per month for their services. During the fiscal year ended June 30, 1998, however, no fees were paid to Directors. Certain expenses incurred in connection with such services, including travel to meetings, may also be reimbursed. In addition the Board has awarded options to acquire Common Stock of the Company to directors in recognition of services.

EMPLOYMENT  AGREEMENTS  AND  TERMINATION  OF  EMPLOYMENT  ARRANGEMENTS

The Company has an employment agreement with James S. Chapin, which provides that Mr. Chapin's employment will commence April 4, 1994, and continue through April 3, 1995, following which his employment is to continue for an indefinite term, subject to certain notice provisions. In addition, the Company agreed to pay Mr. Chapin $100,000 as severance compensation if he was terminated other than "for cause" which amount would be held in trust and secured by an irrevocable letter of credit. Upon completion of five consecutive years of employment with the Company this obligation would terminate. Notwithstanding the foregoing, in January 1997, the Board of Directors resolved to award Mr. Chapin such amount as a bonus. In connection therewith, such severance arrangements which existed between the Company and Mr. Chapin were terminated.

REPRICING  OF  OPTIONS

In March 1997, the Company canceled all previously issued options to its four directors (which included Mr. Chapin, the Company's named executive officer) and issued in place thereof 960,000 options exercisable at $.225 per share. All previously granted options which were canceled were exercisable at prices ranging from $1.13 to $2.98 per share. The exercise price of $.225 per share fro the options issued in place of the canceled options represented 90% of the closing bid price of the Company's Common Stock on the date immediately prior to the date of grant.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of such reports and written representations from certain of such persons, The Company believes that, during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except James S. Chapin filed two reports late relating to a total of three transactions, Howard I. Kalodner filed two reports late relating to a total of two transactions, Albert E. Miller filed one report late relating to a total of one transaction, and Kenneth S. Friedman filed one report late relating to one transaction and failed to file two reports relating to two transactions.

Item  11  -  Principal  Shareholders  and  Security  Ownership  of  Management

The following table sets forth, as of March 8, 1998, (I) the number of shares of Common Stock owned of record or beneficially, or both, by each person who owned of record, or is known by the Company to have beneficially owned, individually, or with his associates, more than 5% of such shares then outstanding; (ii) the number of shares owned beneficially by each Director of the Company, each person nominated to be a Director and each named executive officer of the Company; and
(iii) the number of shares owned beneficially by all Directors and executive officers as a group. Except as otherwise indicated below, each of the persons listed below has sole voting and investment power with respect to his or her shares.

                                   Amount and Nature
Name of Beneficial Owner        of Beneficial Ownership   Percent of Class
James S. Chapin. . . . . . . .            142,587(1) (2)               2.5%
970 E. Main Street, Suite 200
Grass Valley, CA 95945

Howard I. Kalodner . . . . . .            103,700(1) (2)               1.8%
55 Riverview Terrace
Springfield, CA 01108

Albert E. Miller . . . . . . .             50,833(1) (2)                .9%
250 Westmont
West Hartford, CT 06117

Kenneth S. Friedman. . . . . .            129,520(1) (2)               2.4%
26 Willow Lane
Blackhawk, CO 80422

Ariel Holdings LLC . . . . . .                  405,000                7.4%
5151 Collins Avenue
Miami Beach, FL 33140

David Werner . . . . . . . . .                  410,000                7.4%
36 West 44th Street
New York, NY 10036

All Executive Officers . . . .            426,640(1) (2)               7.8%
and Directors
as a Group (four persons)

-------------------------
(1) Includes shares which may be acquired within 60 days pursuant to the exercise of options, as follows: Mr. Chapin, 37,500 shares; Mr. Kalodner, 20,000 shares; Mr. Miller, 20,000 shares; and Mr. Friedman, 18,500 shares; and all executive officers and directors as a group, 2,460,000 shares.

(2)  Figure includes shares owned by a spouse.

Item  12  -  Certain  Relationships  and  Related  Transactions

Change  in  Management
----------------------

On November 16, 1998, Brush Creek Mining and Development Inc. received the resignation of its chief executive officer (C.E.O.), James Chapin. Brush Creek has accepted the proposal submitted by Mr. Larry Stockett, President of U.S. Cement Company and the Board appointed him as the new President and C.E.O. Mr. Stockett has accepted these positions without compensation until the Company reaches its first quarterly after tax profit. Upon resolution of Brush Creek's current legal and financial problems, Mr. Stockett has agreed to transfer his 51% ownership in U.S. Cement Company to Brush Creek. In return, Mr. Stockett will receive restricted share of stock of Brush Creek at a price of $5 per share for the audited book value of U.S. Cement. In addition, Mr. Stockett will receive one million share of Brush Creek restricted stock if the BCMDE shares achieve a $5 per share closing price for 10 consecutive days.

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

Dated:   December 21, 1998


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

Date:       December 21, 1998


Signature:  /s/ Howard I.  Kalodner
            -----------------------
            Howard I. Kalodner
            Director

Date:       December 21, 1998


Signature:  /s/  Albert  Miller
            -------------------
            Albert  Miller
            Director

Date:       December 21, 1998


Signature:  /s/  Kenneth  Friedman
            ----------------------
            Kenneth  Friedman
            Director

Date:       December 21, 1998