Form 10-Q
period 1998-12-31
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1999-05-07
CIK 715583

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998.



                  BRUSH CREEK MINING AND DEVELOPMENT CO., INC.

               (Exact Name of Company as specified in its charter)

NEVADA                                   000-12761               88-0180496
(State of Incorporation)        (Commission file No.)         (IRS Employer
                                                                ID Number)

              970 E. Main Street, Suite 200, Grass Valley, CA 95945
                         (Address of Principal Offices)

                   Company's telephone number: (916)-477-5961

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_____          No  __X__

     The number of shares outstanding of the registrant's Common Stock as of December 31, 1998 is: 6,269,139

                         PART I - FINANCIAL INFORMATION

                          ITEM I - FINANCIAL STATEMENTS

                   BRUSH CREEK MINING & DEVELOPMENT CO., INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1998


                                                                     12/31/98                    6/30/98
                                                              -----------------------      --------------------


ASSETS
Current Assets
Cash                                                                        ($2,858)                  $417,415
Inventory                                                                                               39,735
Advances receivables                                                             500                       500
                                                              -----------------------      --------------------


Total current assets                                                          -2,358                   457,650
Office furniture and  equipment, net                                          42,074                    42,074

Mineral properties and mining equipment, net.                              4,534,501                 4,657,421
Deposits                                                                     272,095                   272,095
                                                              -----------------------      --------------------


TOTAL ASSETS                                                              $4,846,312                $5,429,240
                                                              =======================      ====================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                                  $1,370,152                $1,479,583
Current portion of long term debt                                            362,000                   362,000
Other                                                                          3,700                     3,700
                                                              -----------------------      --------------------


Total current liabilities                                                  1,735,852                 1,845,283
                                                              -----------------------      --------------------

Shareholder's Equity
Common Stock, $.0001 par value; authorized
100,000,000 shares; issued and outstanding
5,554,179 and 4,162,948 shares as of December 31,
1998 and June 30, 1998, respectively                                      53,743,325                53,743,325
Accumulated deficit                                                      -50,632,865               -50,059,368
                                                              -----------------------      --------------------


Total shareholders' equity                                                 3,110,460                 3,583,957
                                                              -----------------------      --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 4,846,312                 5,429,240
                                                              =======================      ====================

                   BRUSH CREEK MINING & DEVELOPMENT CO., INC.

                CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS


                                                  For the Three Months Ended   For the Three Months Ended
                                                            12/31                         12/31
                                                             1998                         1997
                                               ---------------------------   --------------------------

Revenues
Sale of Joint Venture                                                  $0                           $0
Other income                                                            0                            0
Interest income                                                     2,229                        3,168
                                               ---------------------------   --------------------------


Total revenues                                                      2,229                        3,168
                                               ---------------------------   --------------------------

Expenses
General and  administrative expense                                28,759                      704,389
Impairment loss                                                         0                            0
General mining and exploration                                        300                      627,282
Loss on lease abandonments                                              0                            0
Depreciation and amortization                                      61,460                       65,875
Loss (gain) on sales of mining equipment                                0                            0
Interest expense                                                        0                          847
Litigation settlement                                                   0                      573,959
                                               ---------------------------   --------------------------


Total expenses                                                     90,519                    1,972,352
                                               ---------------------------   --------------------------

Net loss before change in accounting
principal                                                         -88,290                   -1,969,184

Extraordinary item - gain from debt                                     0                            0
                                               ---------------------------   --------------------------

extinguishment net of tax                                       ($88,290)                 ($1,969,184)
                                               ===========================   ==========================


Net loss                                                        ($88,290)                 ($1,969,184)
                                               ===========================   ==========================

Loss per common share before
extraordinary item                                                ($0.01)                      ($0.07)
                                               ===========================   ==========================

Net loss per common share                                         ($0.01)                      ($0.07)
                                               ===========================   ==========================


Weighted average common shares
outstanding                                                     6,269,139                   29,669,830
                                               ===========================   ==========================

                                                For the Six months Ended        For the Six months Ended
                                                         12/31                           12/31
                                                          1998                            1997
                                               ---------------------------   --------------------------

Revenues
Sale of Joint Venture                                                                               $0
Other income                                                        5,237                            0
Interest income                                                     3,965                        5,766
                                               ---------------------------   --------------------------


Total revenues                                                      9,202                        5,766
                                               ---------------------------   --------------------------

Expenses
General and administrative expense                                180,946                    1,079,553
Impairment loss                                                         0                            0
General mining and  exploration                                   278,833                    1,147,060
Loss on lease abandonments                                              0                            0
Depreciation and amortization                                     122,920                      131,750
Loss (gain) on sales of mining equipment                                0                            0
Interest expense                                                        0                          847
Litigation settlement                                                   0                      573,959
                                               ---------------------------   --------------------------


Total expenses                                                    582,699                    2,933,169
                                               ---------------------------   --------------------------

Net loss before change in accounting
principal                                                        -573,497                   -2,927,403

Extraordinary item - gain from debt                                     0                            0
                                               ---------------------------   --------------------------

extinguishment net of tax                                      ($573,497)                 ($2,927,403)
                                               ===========================   ==========================


Net loss                                                       ($573,497)                 ($2,927,403)
                                               ===========================   ==========================

Loss per common share before
extraordinary item                                               ($0.090)                     ($0.099)
                                               ===========================   ==========================

Net loss per common share                                        ($0.909)                     ($0.099)
                                               ===========================   ==========================


Weighted average common shares
outstanding                                                     6,269,139                   29,669,830
                                               ===========================   ==========================

                   BRUSH CREEK MINING & DEVELOPMENT CO., INC.
                            STATEMENT OF CASH FLOWS


                                                For the Six months Ended        For the Six months Ended
                                                         12/31                           12/31
                                                          1998                           1997
                                               ---------------------------   --------------------------
Cash flows from operating activities:
Net income(loss)                                                 -573,497                   -2,927,403
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
Impairment of development costs                                         0                            0
Gain on debt restructuring                                              0                            0
Depreciation and amortization                                     122,920                      131,750
Loss on lease abandonments                                              0                            0
Loss on litigation settlement                                           0                      573,959
Loss (gain) on sale of mining                                           0                            0
equipment                                                               0                            0
Other                                                                   0                            0
Shareholder payment of services                                         0                            0
Stock and debt for services                                             0                      423,573
Change in inventory                                                39,735                      -28,920
Change in note receivable                                               0                            0
Change in prepaid expenses                                              0                            0
Change in deposits and other current
assets                                                                  0                            0
Change in deposits                                                      0                            0
Change in accounts payable and
accrued liabilities                                              -109,431                       62,274
                                               ---------------------------   --------------------------

Total adjustment                                                   53,224                    1,162,636
                                               ---------------------------   --------------------------

Net cash provided by (used in) operating
activities                                                       -520,273                   -1,764,767
                                               ---------------------------   --------------------------


Cash flows from investing activities:
Acquisition of mineral properties
equipment, and deferred developments                                    0                      -17,149
Acquisition of office equipment                                         0                      -18,500
Proceeds from sale of equipment                                         0                            0
Proceeds from acquisition of Trans-
Russian                                                                 0                            0
                                               ---------------------------   --------------------------

Net cash provided by  (used in) investing
activities                                                              0                      -35,649
                                               ---------------------------   --------------------------


                                                For the Six months Ended        For the Six months Ended
                                                         12/31                           12/31
                                                          1998                           1997
                                               ---------------------------   --------------------------
Cash flows from financing activities:
Advances from (to) affiliates                                           0                      450,000
Payment made to affiliates                                              0                            0
Proceeds from issuance of common stock                            100,000                    1,736,000
Proceeds from warrant extensions                                        0                            0
Proceeds from issuance of notes payable                                 0                            0
Payments on long-term debt                                              0                     -336,000
Proceeds from convertible debenture                                     0                            0
                                               ---------------------------   --------------------------


Net cash provided by financing activities                         100,000                    1,850,000
                                               ---------------------------   --------------------------

Net increase (decrease) in cash                                  -420,273                       49,584

Cash at beginning of period                                       417,415                      111,059
                                               ---------------------------   --------------------------


Cash at end of period                                            ($2,858)                     $160,643
                                               ===========================   ==========================


Cash paid during the period for interest
(net of amounts capitalized)                                           $0                         $847
                                               ===========================   ==========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of December 31, 1998, and the consolidated statements of operations and cash flows for the three months ended December 31, 1998 and 1997, have been prepared by the Brush Creek Mining and Development Co., Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Form 10-KSB. The results of operations for the periods ended December 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 - SUBSEQUENT EVENTS

Change in Management

On November 16, 1998, Brush Creek Mining and Development Inc., received the resignation of its president and chief executive officer, James Chapin. In November, 1998, Brush Creek accepted the proposal submitted by Mr. Larry Stockett, President of U.S. Cement Company, and the Board appointed him as the new President and C.E.O. Mr. Stockett accepted these positions without compensation until the Company would reach its first quarterly after tax profit. Upon resolution of Brush Creek's current legal and financial problems, Mr. Stockett agreed to transfer his 51% ownership in U.S. Cement Company to Brush Creek. In return, Mr. Stockett would receive restricted shares of stock of Brush Creek at a price of $5 per share for the audited book value of U.S. Cement. In addition, Mr. Stockett would receive one million shares of Brush Creek restricted stock if the BCMDE shares achieve a $5 per share closing price for 10 consecutive days. In March, 1999, Mr. Stockett resigned as CEO and President of the Company.

On March 1, 1999, the Company issued to Jefferson A. Bootes 3,730,861 shares of common stock. Mr. Bootes was also appointed to the Company's Board of directors and elected President of the Company.

On April 14, 1999, the Company merged with J.A.B. International, Inc. Following the merger, Mr. Bootes owned approximately 71% of the outstanding shares of common stock of the Company.

On April 13, 1999, the Company effected a 1-for-12 reverse stock split.

NOTE 5 - YEAR 2000

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

RESULTS OF OPERATIONS

The Company had total revenues of $2,229 during the three months ended December 31, 1998 compared to total revenues of $3,168 (from interest only) during the three months ended December 31, 1997. The Company had a $88,290 net loss for the three months ended December 31, 1998 compared to a net loss of $1,969,184 for the comparable fiscal 1997 period. This change in net loss is primarily due to the cessation of the Company's operations, leading to a reduction in general mining and exploration costs, and a decrease in general and administrative expenses. General and administrative expenses decreased $675,630 and general mining and exploration costs decreased $626,982 from the same period in the prior fiscal year.

The price of gold has a material effect on the Company's financial operations. Following deregulation, the market price for gold has been volatile. Since the end of 1987 the price of gold has declined from a high of approximately $500 per troy ounce to approximately $289 per troy ounce at December 31, 1998. Instability in the price of gold may affect the profitability of the Company's operations if and when the Company realizes economic production.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

Reference is made to the Company's Form 10-KSB for fiscal year ended June 30, 1998 and the financial statements included therein and in particular to Part I,
Item 3 and Note 13 to the consolidated financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the

Securities Exchange Act of 1934. There have been no material changes in legal proceedings during the quarter ended December 31, 1998.

Item 2.    DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 3.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.

Item 4.    OTHER INFORMATION.

     None.

Item 5.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         27  Financial Data Schedule.

(b)      Reports on Form 8-K.
         Listed below are reports on Form 8-K filed during the fiscal quarter ended December 31, 1998.

         None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
(Registrant)

By:      /S/ JEFFERSON A. BOOTES
   --------------------------------------
         Jefferson A.  Bootes, President,
         Principal Financial Officer and
         Principal Accounting Officer

Dated: May 5, 1999

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------

  27          Financial Data Schedule