Form 10QSB
period 1999-03-31
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1999-06-15
CIK 715583

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

                  BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
               ---------------------------------------------------
               (Exact Name of Company as specified in its charter)

NEVADA                                  000-12761                    88-0180496
------------------------           ---------------------           -------------
(State of Incorporation)           (Commission file No.)           (IRS Employer
                                                                     ID Number)

              970 E. MAIN STREET, SUITE 200, GRASS VALLEY, CA 95945
              -----------------------------------------------------
                         (Address of Principal Offices)

                   Company's telephone number: (407) 829-4433

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

      The number of shares outstanding of the registrant's Common Stock as of March 31, 1999, is approximately 10,000,000.

                         PART I - FINANCIAL INFORMATION

                          ITEM I - FINANCIAL STATEMENTS

                   BRUSH CREEK MINING & DEVELOPMENT CO., INC.
                           CONSOLIDATED BALANCE SHEETS
                        June 30, 1998 and March 31, 1999

                                                 MARCH 31, 1999     JUNE 30, 1998
                                                 --------------     -------------
ASSETS
Current Assets
Cash                                             $     (1,311)      $    417,415
Inventory                                              39,735
Advances receivables                                      500                500
                                                 ------------       ------------

Total current assets                                     (811)           457,650

Office furniture and equipment, net                    42,074             42,074

Mineral properties and mining equipment, net        4,473,041          4,657,421
Deposits                                              272,095            272,095
                                                 ------------       ------------

TOTAL ASSETS                                     $  4,786,399       $  5,429,240
                                                 ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities         $  1,370,152       $  1,479,583
Current portion of long term debt                     362,000            362,000
Other                                                   3,700              3,700
                                                 ------------       ------------

Total current liabilities                           1,735,852          1,845,283
                                                 ------------       ------------
Shareholder's Equity
Common Stock, $.0001 par value; authorized
100,000,000 shares; issued and outstanding
5,554,179 and 4,162,948 shares as of March 31,
1999 and June 30, 1998, respectively               53,743,325         53,743,325
Accumulated deficit                               (50,692,778)       (50,059,368)
                                                 ------------       ------------

Total shareholders' equity                          3,050,547          3,583,957
                                                 ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          4,786,399          5,429,240
                                                 ============       ============

                   BRUSH CREEK MINING & DEVELOPMENT CO., INC.
                CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS

                                              FOR THE THREE MONTHS      FOR THE THREE MONTHS
                                                  ENDED MARCH 31,         ENDED MARCH 31,
                                                       1999                     1998
                                              --------------------      --------------------
Revenues
Sale of Joint Venture                               $          0             $          0
Other income                                                   0                        0
Interest income                                            2,212                    2,626
                                                    ------------             ------------

Total revenues                                             2,212                    2,626
                                                    ------------             ------------
Expenses
General and administrative expense                           131                  474,115
Impairment loss                                                0                        0
General mining and exploration                                 0                  593,232
Loss on lease abandonments                                     0                        0
Depreciation and amortization                             61,460                   59,581
Loss (gain) on sales of mining equipment                       0                        0
Interest expense                                               0                    4,827
Litigation settlement                                        535                        0
                                                    ------------             ------------

Total expenses                                            62,126                1,131,755
                                                    ------------             ------------

Net loss before change in accounting
principal                                                (59,914)              (1,129,129)
                                                    ------------             ------------
Extraordinary item - net loss from
debt extinguishment                                            0                        0
                                                    ============             ============

Net loss                                            $    (59,914)            $ (1,129,129)
                                                    ============             ============

Loss per common share before
  extraordinary item                                $      (0.01)            $      (0.02)

Net loss per common share                           $      (0.01)            $      (0.02)

Weighted average common shares
  outstanding                                          7,554,213               48,625,043
                                                    ============             ============

                                                                                                PERIOD FROM
                                               FOR THE NINE MONTHS   FOR THE NINE MONTHS       JULY 1, 1989
                                                  ENDED MARCH 31,       ENDED MARCH 31,           THROUGH
                                                       1999                  1998             MARCH 31, 1999
                                               -------------------   -------------------      --------------
Revenues
Sale of Joint Venture                              $          0          $          0          $  4,232,000
Other income                                              5,237                     0               166,382
Interest income                                           6,178                 8,392               204,646
                                                   ------------          ------------          ------------

Total revenues                                           11,415                 8,392             4,603,028
                                                   ------------          ------------          ------------
Expenses
General and administrative expense                      181,077             1,553,668            17,892,209
Impairment loss                                               0                     0             5,393,115
General mining and exploration                          278,833             1,740,292            13,820,105
Loss on lease abandonments                                    0                     0               392,317
Depreciation and amortization                           184,380               191,331             1,871,073
Loss (gain) on sales of mining equipment                      0                     0               171,174
Interest expense                                              0                 5,674               498,494
Litigation settlement                                       535               573,959             4,141,567
                                                   ------------          ------------          ------------

Total expenses                                          644,825             4,064,924            44,180,054
                                                   ------------          ------------          ------------

Net loss before change in accounting
  principal                                            (633,410)           (4,056,532)          (39,577,026)

Extraordinary item - net loss from
  debt extinguishment                                         0                     0               144,462
                                                                                               ------------

Net loss                                           $   (633,410)         $ (4,056,532)         $(39,432,564)
                                                   ============          ============          ============
Loss per common share before
extraordinary item                                 $      (0.10)         $      (0.10)
                                                   ============          ============

Net loss per common share                          $      (0.10)         $      (0.10)
                                                   ============          ============

Weighted average common shares outstanding            6,031,177            40,541,669
                                                   ============          ============

                   BRUSH CREEK MINING & DEVELOPMENT CO., INC.
                             STATEMENT OF CASH FLOWS

                                                                                            PERIOD FROM
                                                FOR THE NINE MONTHS  FOR THE NINE MONTHS    JULY 1, 1989
                                                   ENDED MARCH 31,      ENDED MARCH 31,        THROUGH
                                                       1999                  1998          MARCH 31, 1999
                                                -------------------  -------------------   --------------
Cash flows from operating activities:
Net income(loss)                                     (633,410)          (4,056,532)         (39,432,564)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
Impairment of development costs                             0                    0            5,393,115
Gain on debt restructuring                                  0                    0             (144,462)
Depreciation and amortization                         184,380              191,331            1,871,073
Loss on lease abandonments                                  0                    0              444,359
Loss on litigation settlement                               0              573,959            4,111,032
Loss (gain) on sale of mining
equipment                                                   0                    0               49,164
Other                                                       0                    0               43,576
Shareholder payment of services                             0                    0              105,055
Stock and debt for services                                 0              423,573              879,652
Change in inventory                                    39,735              (39,115)               2,290
Change in note receivable                                   0                    0               47,462
Change in prepaid expenses                                  0                    0              501,736
Change in deposits and other current
assets                                                      0                    0             (116,461)
Change in deposits                                          0                    0              (29,065)
Change in accounts payable and
accrued liabilities                                  (109,431)             (63,005)           3,922,609
                                                  -----------          -----------          -----------

Total adjustment                                      114,684            1,086,743           17,081,135
                                                  -----------          -----------          -----------

Net cash provided by (used in) operating
activities                                           (518,726)          (2,969,789)         (22,351,429)
                                                  -----------          -----------          -----------
Cash flows from investing activities:
Acquisition of mineral properties
equipment, and deferred developments                        0              (64,217)          (5,164,817)
Acquisition of office equipment                             0              (18,548)            (278,987)
Proceeds from sale of equipment                             0                    0              384,356
Proceeds from acquisition of Trans-
Russian                                                     0                    0               20,060
                                                  -----------          -----------          -----------

Net cash provided by  (used in) investing
activities                                                  0              (82,765)          (5,039,388)
                                                  -----------          -----------          -----------

                                                                                              PERIOD FROM
                                             FOR THE NINE MONTHS   FOR THE NINE MONTHS       JULY 1, 1989
                                               ENDED MARCH 31,       ENDED MARCH 31,            THROUGH
                                                   1999                    1998              MARCH 31, 1999
                                             -------------------   -------------------       --------------
Cash flows from financing activities:
Advances from (to) affiliates                                0             1,350,000             2,009,127
Payment made to affiliates                                   0                     0              (343,798)
Proceeds from issuance of common stock                 100,000             3,202,600            26,436,515
Proceeds from warrant extensions                             0                     0               207,750
Proceeds from issuance of notes payable                      0                     0               870,043
Payments on long-term debt                                   0              (672,000)           (2,093,979)
Proceeds from convertible debenture                          0                     0               300,000
                                                  ------------          ------------          ------------

Net cash provided by financing activities              100,000             3,880,600            27,385,658
                                                  ------------          ------------          ------------

Net increase (decrease) in cash                       (418,726)              828,046                (5,159)

Cash at beginning of period                            417,415               111,059                 3,848
                                                  ------------          ------------          ------------

Cash at end of period                                  $(1,311)         $    939,105               $(1,311)
                                                  ============          ============          ============

Cash paid during the period for interest
(net of amounts capitalized)                      $          0          $      5,674          $          0
                                                  ============          ============          ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1999, and the consolidated statements of operations and cash flows for the nine months ended March 31, 1999 and 1998, have been prepared by the Brush Creek Mining and Development Co., Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Form 10-KSB. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, B. Creek Acquisition Corp., and Alpha Hardware.

NOTE 2 - OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in 1982 and operated as a mining and mineral development company until April 17, 1989, at which time its mining operations, all of which had been conducted through the Brush Creek Joint Venture (BCJV) (40% owned) were terminated. Shortly thereafter, the Company became actively engaged in acquiring additional mineral properties, raising capital, and preparing properties for resumed production. The Company did not have any significant operations or activities from April 17, 1989 through June 30, 1989 and suspended all mining operations and reduced its activities to a care and maintenance level. Accordingly, the Company is deemed to have re-entered the development stage effective July 1, 1989.

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

On April 13, 1999, the Company effected a 1-for-12 reverse stock split, resulting in a reduction in the outstanding shares of common stock to 833,334 shares.

On April 14, 1999, the Company merged with J.A.B. International Trading, Inc., a Florida corporation, with the Company as the surviving corporation. In connection with the merger, the Company changed its name to J.A.B. International, Inc. The shareholders of J.A.B. International, Inc., received 3,580,000 shares of the Company's common stock as consideration for the merger. Following the merger, Mr. Bootes owned approximately 71% of the outstanding shares of common stock of the Company.

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

RESULTS OF OPERATIONS

The Company had total revenues of $11,415 during the nine months ended March 31, 1999, compared to total revenues of $8,392 (from interest only) during the nine months ended March 31, 1999. The Company had a $633,410 net loss for the nine months ended March 31, 1999, compared to a net loss of $4,056,532 for the comparable fiscal 1998 period. This change in net loss is primarily due to the cessation of the Company's operations, leading to a reduction in general mining and exploration costs, and a decrease in general and administrative expenses. General and administrative expenses decreased $1,372,591 and general mining and exploration costs decreased $1,461,459 from the same nine-month period in the prior fiscal year.

The price of gold has a material effect on the Company's financial operations. Following deregulation, the market price for gold has been volatile. Since the end of 1987 the price of gold has declined from a high of approximately $500 per troy ounce to approximately $280 per troy ounce at March 31, 1999. Instability in the price of gold may affect the profitability of the Company's operations if and when the Company realizes economic production.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Reference is made to the Company's Form 10-KSB for fiscal year ended June 30, 1998 and the financial statements included therein and in particular to Part I,
Item 3 and Note 13 to the consolidated financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934. There have been no material changes in legal proceedings during the quarter ended March 31, 1999.

Item 2. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.

Item 4. OTHER INFORMATION.

     None.

Item 5. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     There are no exhibits applicable to this Form 10-QSB.

(b)  Reports on Form 8-K.
     Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 1999.

     None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH CREEK MINING AND DEVELOPMENT CO., INC.
(Registrant)

By: /s/ JEFFERSON A. BOOTES
        --------------------------------
        Jefferson A. Bootes, President,
        Principal Financial Officer and
        Principal Accounting Officer

Dated: June 14, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.          DESCRIPTION
-------        -----------

  27           FINANCIAL DATA SCHEDULE