Form 10KSB
period 1999-06-30
BRUSH CREEK MINING & DEVELOPMENT CO INC
filed 1999-09-29
CIK 715583

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 12B-25

                           NOTIFICATION OF LATE FILING
                                 OF FORM 10-KSB

For the fiscal year ended June 30, 1999         Commission file number 000-12761
- --------------------------------------------------------------------------------
PART I - Registrant Information
- --------------------------------------------------------------------------------
Full Name of Registrant:                    J.A.B. International, Inc.

Address of Principal Executive Office:      1013 Fairway Drive
                                            Winter Park, FL 32792
- --------------------------------------------------------------------------------
PART II - Rules 12b-25(b) and (c)
- --------------------------------------------------------------------------------
         (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense.

         (b) The subject annual report on Form 10-KSB will be filed on or before the fifteenth calendar day following the prescribed due date.
- --------------------------------------------------------------------------------
PART III - Narrative
- --------------------------------------------------------------------------------
         The Registrant is not able to timely file Form 10-KSB because of the following reasons:

         1. Because of certain unavoidable delays upon management, Registrant's independent accountants have not been able to complete financial statements material to the report on Form 10-KSB.
- --------------------------------------------------------------------------------
PART IV - Other Information
- --------------------------------------------------------------------------------
         (1) Name and telephone number of person to contact in regard to this notification:

                                    J. Bennett Grocock, Esquire
                                    Grocock & Abramson
                                    126 E. Jefferson Street
                                    Orlando, FL  32801
                                    (407) 422-0300

         (2) Have all other periodic reports required on section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                                              [X] Yes  [ ] No.

         (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                              [ ] Yes  [X] No.

                           J.A.B. INTERNATIONAL, INC.
                  --------------------------------------------
                  (Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date  SEPTEMBER 29, 1999                    By: /S/ JEFFERSON A. BOOTES
     --------------------                      --------------------------------
                                                Jefferson A. Bootes, President