Form 10KSB
period 2000-06-30
J A B INTERNATIONAL INC
filed 2001-04-10
CIK 715583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the fiscal year ended JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      Commission file number 0-12761

                           J.A.B. INTERNATIONAL, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             NEVADA                                            88-0180496
  ------------------------------                             ---------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                         Identification Number)


                 1013 Fairway Drive, Winter Park, Florida 32792
                     --------------------------------------
                    (Address of principal executive offices)

                                 (407) 629-7373
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON, PAR VALUE $.0001

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X
                                                             -----  -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State Issuer's revenues for its most recent fiscal year: $35,000 from sales (timber), roughly $6,000 from interest off bonds.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 30, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (23,758,365 common shares) was approximately $950,335, The most recent transaction prior to March 30, 2001, had a purchase price in the amount of $.04 per share which is the amount the Registrant used for purposes of this disclosure.

The number of shares outstanding of the Common Stock ($.0001 par value) of the Issuer as of the close of business on June 30, 2000 was 6,419,455

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format:       Yes       No  X
                                                         -----   -----

                                     Part I

Item 1.   Description of Business.

Background
----------

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

          The Company currently owns or leases 10 former producing gold mines in the most famous high-grade gold district in California. The Company's land is assessed at $18,000,000 with a $1,000,000 mill plant on site and a $46,000,000 tax loss carry-forward. The Company currently has over 5,316 acres of patented and un-patented lode and placer claims. Additionally, the Company controls 49,000 feet along a major gold bearing structure. The Company owns both the Brush Creek upper and lower mines, as well as the Carson, High Commission, Gardner's Point and Pioneer Mines. . In fiscal 1997, the Company acquired options to purchase the New California Placer Mine and Wilbank's Placer and Loade Mine. All of these mines, except for the Gardner's Point and Pioneer Mines, are located in the Allegheny-Forest-Downieville mining districts on the western slope of the Sierra Nevada mountain range in northern California and comprise approximately 18,000 acres. Because of the proximity of the mines to each other, at such time as gold prices and mining costs make it cost effective to mine, the Company believes it can efficiently mine and operate these properties since it will be able to take advantage of economies of scale by sharing personnel, mill facilities and equipment.

          Based on previous studies completed in December 1990, management believed that the Company's mines had sufficient mineralization to warrant feasibility studies and in January 1991 engaged Keewatin Engineering to conduct and document those studies. The Company received Phase I and Phase II reports dated October 1992 from Keewatin Engineering. The Phase I and Phase II reports were exploration and development reports of the Allegheny-Forest-Downieville mining district and mining properties of the Company, including an evaluation of the underground hard-rock system and surface geology studies to identify precious metal rock units, and additional structural geology studies within the district. The Ruby Mine was the Company's original focus because of its rich production history and because permits were in place for placer production and hard rock exploration.

          The Company filed its plan of operation for the Ruby and Carson Mines with the United States Forestry Department, and has obtained all necessary permits for continued production and milling at the Ruby Mine of up to 225 tons of material per day. In order to continue the underground development of the Carson vein system, a more extensive geologic evaluation using diamond drilling on surface and subsurface should be completed. As this was a capital intensive expense, the Company decided to detain further development of the Carson Mine until the Company decides to integrate this program into its future development budget.

          From February 1992 when the Company began limited production at the Ruby Mine to December 1992 when the Company ceased production due to inclement weather, the Company milled approximately 7,300 tons of mineralized placer material and recovered approximately 200 ounces of gold, an amount that is inconsistent with historical production at the Ruby Mine in the early 1940's. However, the Company's management believes that these preliminary results are too small to be a reliable representative sample of the expected placer grades. See "Mining Properties" under "Properties" for a detailed discussion of the mining properties controlled by the Company.

Merger with J.A.B. International Trading Co.
--------------------------------------------

          Effective April 14, 1999, the Company merged with J.A.B. International Trading Co., a Florida corporation ("JAB"), with the Company as the corporation surviving the merger. As a result of the merger, the shareholders of JAB acquired a controlling interest in the Company. Jefferson A. Bootes, the current President and Chairman of the Board of the Company and the former President and a controlling shareholder of JAB, was appointed as President of the Company March 1,1999. As a result of the merger, Mr. Bootes received approximately 3,000,000 shares of Common Stock, or approximately 50% of the issued and outstanding common stock in the Company.

          JAB was organized in 1992 to engage in the business of mining and exporting diamonds and gold from the Central African Republic ("CAR") for sale in the United States and Europe. JAB decided to engage in this business because of a long history of involvement in the CAR, which included researching the country and assessing its suitability as a site for a mining operation.

          In 1994, JAB acquired a CAR-registered company VOCAR S.A.R.L. ("VOCAR"). VOCAR holds the permits to a mining concession located in the Southeastern section of the CAR. The mining area is approximately 3,500 square kilometers in size with one major river and hundreds of tributaries flowing through it.

          In 1997, JAB acquired an 80% stake in the "Esperanza Gold Project," a 49,000 acre placer gold mine located in Southeastern Honduras. Under the terms of the agreement JAB gave Esperanza mining company 50,000 shares of common stock and a 3% Net smelter Royalty for 2 years for 80% of the claim. Only minor exploration has taken place to date, but a full geological and engineering report is expected to be completed by mid 2001.

          By operation of the merger, the properties and interests owned by JAB are now owned by the Company.

Diamond Exploration
-------------------

          With respect to the former JAB properties, during the early development of the VOCAR project, JAB initiated an exploration program digging over 50 test pits and recovering high-grade diamonds and gold. These tests indicated a yield of 0.23 carats of diamonds and 0.2 grams of gold per cubic meter of gravel. JAB has estimated that the property has over 20,000,000 cubic meters of diamond and gold-bearing gravel.

The Company's Current Strategy
------------------------------

          1. Honduras,. The company expects to begin a engineering and environmental impact study by mid-April 2001 with the purpose of filing with the Honduran government for final approval to begin logging operations and initial geological studies by June 1, 2001 and limited test mining by July 2001. The company has signed an agreement with Universal Resources Group International (URG) to do the timber harvest on its property in Honduras The company will mine the gold behind the harvest, reclaiming the land and re-foresting the property as it goes. The project is expected to take 10 years to complete.

          2. C.A.R., The Company plans to do several inspection trips in the spring of 2001 to establish the best location of its base camp and plant locations. Once the locations are established and financing in place JAB will ship the need equipment and supplies by ship to Douala, Cameroon and then on to CAR by truck.

               JAB expects to have its first plant and base camp on site by October 2001 with productions set to begin by December of 2001. The company will have geological, engineering and valuation reports conducted along with an airborne magnetic survey to locate the kimberlite source of the diamonds. It is the companies plan to use a small amount of profits from the operation to build schools throughout the country as well as sponsor Doctors and Nurses on trips to the CAR to improve the education and health of the people.


          3. Brush Creek Properties- The company plans to follow a clean up and abatement order from the Dept. of Conservation and the US Forest service to bring the properties up to code by July 2001.


               During the summer of 2001 the company will have a geologist from A.C.A. Howe on site taking all previous geological and engineering reports completed to date to produce one cohesive report. Once the company has thoroughly gone through the past reports a 10 month exploration program will commence with geological studies to be completed by A.C.A. Howe Inter., engineering and feasibility studies by SNC-Lavalin and valuations to be assessed by and Big 7 accounting firm. This process will be carried out for all of the Companies properties.

               The company also plans to negotiate with the owners of the Ruby and Kate Hardy mines for the possible purchase of those properties.

               The company will negotiate with the State of California concerning the Gardner's Point property. The site has an estimated 35 Million tons of silica sand. The company researched the feasibility of the operation and determined that the railheads were to far from the project site to make the operation profitable. The company would like to have a spur run from the railhead to a location close enough to the site to make the project profitable. In consideration of this the Company is willing to propose that after the mining operation is completed the hole left by the mining would be turned into a man made lake and the property donated to the state as a Ranger station, research park and scout camp.

General
-------

          The Company plans to file all past 10-K's and 10-Q's with the SEC and then file a 15c-211 for re-listing on the OTC exchange. Further plans are to have the Company listed on the American Stock Exchange as soon as practicable.

Brush Creek Properties
----------------------

          During fiscal 1998, the Company pursued a joint venture partner, which it began in fiscal 1997. In November 1997, the Company successfully concluded a mining agreement with Sterling Mining, LLC that called for payments totaling $9,000,000. Subsequently, in February 1998, the lead negotiators for Sterling Mining agreed to contribute an additional $6,000,000 to the Company under the name of Volcanic Resources, LLC. The monies were to be paid in over several years. The initial venture contributions were primarily used for exploratory mining, which was conducted in the Lower Brush Creek Mine. Initially 9,000 tons of remnant pillars surrounding the Golden Gate Ore Shoot and approximately 50,000 tons of material also situated above track level and previously identified as prospective were targeted. Pillar number one, adjacent to the dyke, yielded high-grade specimen gold until Company miners discovered that, contrary to maps in the Company's possession, its top had been previously mined, presumably by a lessor. Pillar number four also proved to have been mined more extensively than expected. The remaining material in the pillar was below ore grade. At about the same time, Company mining engineers and geologists concluded that stopping on the fifth and sixth levels of the Golden Gate Shaft to the south of the ore shoot and underhand stopes on the Peavine level might indicate the presence of an ore shoot. Extensive exploratory mining produced several rounds of encouraging high grade gold. Other rounds were barren, but many showed visible gold. Overall, the effort was inconclusive.

          During 1998, the Company planned for and began construction of a new tailings disposal pit on the Carson site. Finally, the Company investigated the potential for mining silica at two of its mine sites. Plans during 2000 were for developing operations for silica. However, after several months, it was discovered that transporting the material from the site to the rail head was too great for the project to be profitable at this time.

          The Company has two types of gold deposits, placer deposits and lode deposits. The area has been successfully mined since the mid-1800's, however; even so, experts that have tested the site have stated that only about 10% of the gold in the ground has been extracted. The Company believes that some of the properties can be brought on line immediately while also conducting an extensive exploration program.

Exploration
-----------

          Starting in mid-2001, the Company intends to enlist the services of SNC-Lavalin Engineering and A.C.A. Howe International to begin an underground drilling program, starting with the upper (now "Devine Intervention") and lower Brush Creek properties, Gardner's Point and the Carson mine. The Company plans to conduct preliminary exploration and pre-engineering studies. This will include a study of the previous records, sampling of the ore deposits, and test mining selected areas.

CAR Properties
--------------

          Diamonds are commercially mined all over the world, the method used to extract the minerals and the specialized equipment that is used vary based on the type of deposit. The following briefly describes the two different types of deposits.

          Kimberlite: These are the volcanic columns that originally brought diamonds to the surface over 20 million years ago. In the mining industry, these are known as the primary source. The largest of these has measured over 800 meters across, though the average is approximately 250 meters with depths reaching over 500 meters.

          Alluvial: Also known as a placer deposit, alluvial means that the minerals have been moved by water. These deposits are found mainly under the river basins, and their presence is due to rain and erosion that has washed the diamond bearing gravel into the valleys where they have been concentrated by the rivers.

          The Company's diamond project in the Central Africa Republic ("CAR") is an alluvial mining operation with an exploration plan to locate the Kimberlite source. The following mining plan will outline the specialized nature of this operation the equipment, personnel, logistical support, communications and security needed to make this venture successful. There has been no activity on this project in fiscal 1999 or 2000. Representations made are forward looking on planned development and production.

          Phase I. Strip mining riverbanks by removing clay and some overburden to reach and extract the diamond bearing gravel.

          Phase II. The mining equipment to be used for Phase II of this project has been custom designed specifically for this project by Aztec Development and International Resource Development ("IRD"). The machinery that they will build and install will be placed on steel barges built by Suggart Manufacturing.

          o Stage one is the "Underwater Dredging System" designed and built by Aztec Development. The system is actually a converted backhoe attached to a 10" dredge pump. An extended reach arm with a 1-1/2yard bucket is used for the actual digging, a 10" hose is fitted to the back of the bucket that connects to the dredge pump on the barge. The bucket is used to scoop up the river gravel; the loose material is forced into the bucket and is then sucked through the hose to the recovery unit.

          o Stage two is the recovery unit or wash plant. This unit will be manufactured by IRD. This equipment processes the recovered material. First, the material is washed under very high pressure to remove any clay or sand. Then, the gravel is put through a Trommel, a two-stage rotating cylinder, where the first stage scrubs and breaks up any cemented gravel and the second stage separates the material into different size classifications. The separated material is then fed into jig plants that reduce the material down to a concentrate for sorting.

          Some areas of the river have gravel depths greater than the dredge can reach, for those areas a clamshell dredge will be used. For the riverbanks, bulldozers will be used to strip the over burden, and backhoes will be used to extract the gravel. In all, the Company will use five barges dredging plants, two clamshell dredges, two bulldozers, four backhoes, and two 30-yard dump trucks. The Company will need to lease or purchase four 4 x 4 vehicles, two boats and a C-130 cargo plane when it reaches full production. Project is scheduled to start in October of 2001 after the rainy season ends in August. It will take approximately 60 days to begin production.

          Base Camp. The heart of the operation will be the base camp. Over two years of work has gone into its planning and design alone. The location of the camp with respect to the over all mining operation is very important. The camp location that has been chosen has several features that make it ideal for the Company's purposes:

          1. The site is on the banks of a key tributary 1/2-mile from the major river that flows. through the property;
          2.   The site has access to two of the main roads in the area;
          3.   The site is on high ground and will not be affected by flooding;
          4.   The site is centrally located within the mining area; and
          5.   The site's remoteness lends to the Company's security needs.

          The camp will be divided into three areas: office, living and maintenance. The offices will be located in a 6,000 square foot building that will also house the kitchen and dining area. The living area will consist of three buildings with each having eight apartments and a common area. The maintenance area will be a 3,500 square foot metal building that will store all the spare parts, tools, fuel tanks and equipment needed for the operation.

          JAB has worked closely with Exploration Products of Spokane, Washington on the development of the base camp. This company specializes in the design, installation and logistical support of remote camps throughout the world. Exploration Products has designed the camp for our project and will handle the ordering, shipping and installation of the camp components in Africa.

          Logistics.

               1. Dredge Locations. Working with the Company's mining engineers and geologists, the Company has established some of the locations that the dredges will be placed as the starting points for the operation.

               2. Sub-Camps. There will be sub-camps installed in remote areas to support the dredging operations that are too far from the base camp. These camps will include living accommodations, kitchen, communications, security and basic maintenance needs.

               3. Communications. A digital satellite phone system will be installed for this operation with three stations located at the Company's corporate headquarters in Orlando, Florida, VOCAR offices in Bangui, C.A.R., and at the campsite. The system will allow the Company to send voice data and e-mail on secure lines of communication anywhere in the world. The system will be designed, installed and leased through Tele Data.

               4. Security. The security needs for the operation are one of the Company's highest priorities. Due to the sensitive nature of this project and given the general region of the world where the Company will be doing business, the Company has seen the need to consult experts in this field to devise a total security package. The security needs have been broken down into four areas; however, for security reasons exact procedures, equipment and schedules will not be outlined in this Memorandum.

                  a. Base Camp. The camp security will be insured on several levels. The first is the remote location of the camp itself, where there will be only one access road into the camp with a guard gate at the entrance. The Company will install three rows of perimeter fencing topped with barbed wire, high-powered light towers and sophisticated detection devices surrounding the camp. There also will be an underground vault installed to store the diamonds and gold. Security guards with attack dogs will patrol the entire area 24 hours a day.

                  b. Dredges. The recovery units will be equipped with security measures so that no one person can have access to the recovered material. Three times a day, a security detail with two supervisors will clean out the machines and bring the concentrate back to the base camp.

                  c. Transporting the Diamonds to Bangui. Twice a month, the diamonds and gold will be transported from mining area to Bangui to be evaluated for export taxes. For this purpose, the Company will fly the material from its private airstrip to the International Airport in Bangui. The Company's security personnel and government troops will move the parcel from the airport to the Ministry of Mines.

                  d. Transporting the Diamonds to the U.S. The parcel will be taken to the airport in the same manner as it came. The parcel will be loaded onto the Company's private aircraft and transported directly to the U.S.

               5. Supplies. Supplies will be brought in quarterly from the U.S. and France by Commercial Airlines, and then flown to the base camp by cargo plane. Some food items such as vegetables and meat will be produced at the site. The Company intends to maintain a one-year's supply of spare parts to ensure that the operation does not stop for any extended period of time. The Company also has established the necessary contacts to replace parts or equipment within seven days.

               6. Shipping. The Company intends to establish a staging area in Houston, Texas to store containerized equipment for further shipping to Doaula, Cameroon. This will include the base camp and the wash plants spare parts. All of the motorized equipment such as flat bed truck, backhoe, clamshell dredges and 4 x 4 vehicles will be shipped out of Jacksonville, Florida. From Doaula the equipment will be taken to the mining area by truck or cargo plane. We estimate that it will take 60 days to ship the cargo from the U.S. to the mining site in the C.A.R.

          Personnel. The Company intends to employ a large number of people both in the U.S. and in the CAR in order to support its CAR mining operation. With offices in Orlando, Florida; Bangui; CAR; and at the mining site, the Company will require an array of skilled people to make its operation successful. The following is a breakdown of the personnel requirements for the CAR mining site in the initial stages of the operation.

              1 - Project Supervisor           12 - Heavy Equipment Operators
              2 - Assistant Supervisors         4 - Wash Plant Operators
              1 - Mining Engineer              12 - Truck Drivers
              4- Geologists                    20 - Security Guards
              3 - Office Staff

          The Company intends to enlist the services of Big 5 accounting firm Deloitte & Touche to prepare our 2001 audit and another auditing firm to prepare a valuation of the mining project. The Company intends to enlist the services of some of the biggest names in the mining industry to supply the mining and support equipment needed for this project. Some of these individuals will also act as consultants for the on going operation, they will include: James Noble, President of International Resource Development, manufacturers of the mineral recovery plants, Troy Deal, President of Aztec Development Inc., Inventor and Manufacturer of the under water dredging system, and Harold McGuire, Mining Engineer and, Designer and supplier of the base camp. Also, numerous jewelry manufacturers and diamond wholesale buyers in Europe and the U.S. have been contacted and are willing to buy the entire diamond production as soon as the operation begins.

          Geological and Feasibility Studies. In order to establish if an area is suitable for a mining operation, certain studies and reports have been completed in order to confirm that the proposed site has a significant enough presence of minerals to substantiate the cost of extraction.

          The former JAB spent years studying the CAR properties and its potential as a viable mining venture. The data gathered so far has shown that the VOCAR area will produce in excess of 0.23 carats of diamonds per cubic meter and 0.2 grams of gold as well; however, no assurance thereof can be given.

          1. Explore two possible sites at wash plant we will be evaluating two sites within the mining area for our base camp. We plan to make two trips with representatives of A.C.A. Howe during the spring of 2001 (before the rainy season of June - August) to determine the most suitable site base on access to roads and waterways, closeness to site of initial mining area.

          2. Ship equipment for start-up in October 2001.] It takes 30 days to ship from the US to Douala, Cameroon, another 30 days for trucking to site with a stop in Bangui, CAR to register equipment and pay import fees.

          For this venture, the Company will be retaining the services of qualified available geologists and engineers to produce the necessary geological and feasibility studies to substantiate its claims. A.C.A. Howe International has prepared the initial geological report for the CAR.

          The Company intends to retain the services of SNC-Lavalin Engineering, Inc., an environmental and mining engineering firm out of Toronto, Canada, to complete the engineering and feasibility study for the projects.

          The Company intends to retain the services of Fugro Airborne Surveys Corp. to complete a high-resolution airborne magnetic and geophysical survey of the CAR project area. This study will show the exact location of the kimberlite pipes in the area.

          Investment Risks. Mining for diamonds and gold in three different parts of the world is a difficult and expensive task. In order to protect the Company and its shareholders from potential loss, careful planning has gone into the structuring of all phases of the VOCAR CAR project. Even with all the hard work and planning that has gone into this venture, investors should be aware that this is a risky undertaking. The following will outline the steps that the Company has taken to remove as much of the risk as possible.

               1. Security. The Company has consulted with security experts to assist in the design of all mine sites security and surveillance systems. Securing the safe transport of the diamonds to the U.S. is one critical concern, with the help of the security consultants; the Company has developed a secure means of transporting the diamonds out of Africa. The Company also will be retaining an outside security company to handle the security of our gold mining sites to prevent theft.

               2. Personnel. From the outset the people associated with this project have been chosen for their experience and reputation in their respective fields. A great amount of time has gone into researching this project and in finding the experts and key personnel that will be working on this project.

               3. Insurance. The Company has registered with Overseas Private Investment Corporation for political risk insurance. This U.S. government agency insures American companies and their investors against political violence, hostile takeovers and expropriation by the host government.

Competition
-----------

          The Company operates in an industry that is characterized by intense competition for resources, equipment and personnel. Some of the Company's principal competitors are substantially larger, have substantially greater resources, and expend considerably larger sums of capital than the Company for exploration, rehabilitation and development.

Governmental Regulation
-----------------------

          The Company's mining facilities and operations are subject to substantial government regulation, including federal, state and local laws concerning mine safety, land use and environmental protection. The Company must comply with local, state and federal requirements regarding exploration operations, public safety, employee health and safety, use of explosives, air quality, water pollution, noxious odor, noise and dust controls, reclamation, solid waste, hazardous waste and wildlife, as well as laws protecting the rights of other property owners and the public. Although the Company believes that it is in substantial compliance with such regulations, laws and requirements with respect to the mines currently in operation, failure to comply could have a material adverse effect on the Company, including substantial penalties, fees and expenses, significant delays in the Company's operations and the potential shutdown of the Company's operations. The Company must also obtain and comply with local, state and federal permits, including waste discharge requirements, other environmental permits, use permits, plans of operation and other authorizations. Obtaining these permits can be very costly and take significant amounts of time. Although the Company foresees no material problems or delays, no assurances can be given that the Company can obtain the necessary permits or commence mining operations, or that, if permits are obtained, there will be no delay in the Company's operations or that the Company can maintain economic production in compliance with the necessary permits.

Employees
---------

          As of June 30, 2000, the Company had one full-time employee. When operating funds are obtained, employees will be hired to operate the Company's Central African Republic, Northern California and Honduras properties and the Company's corporate offices in the United States.

Major Customers
---------------

          The Company is not dependent upon one or a few major customers or suppliers.

Costs and Effects of Compliance with Environmental Laws
-------------------------------------------------------

          The Company complies with all applicable federal, state, and local environmental laws and regulations, none of which the Company believes have a material effect on its operations and business. JAB is currently See "Governmental Regulation."

Item 2.   Description of Property.

Office Space
------------

          The Company intends to lease approximately 5,800 square feet of office space located in NYC, for a monthly rental of approximately $30,000. The Company also will be obligated to pay its pro rata share of any increase in operating costs incurred by the landlord with respect to the leased premises. The proposed lease is for a 2-year term. The Company believes that these facilities will not be adequate to serve the Company's needs for the next 2 years and that approximately 35,000 feet of additional space will be required.

Mining Properties
-----------------

          The Company is currently in default on property taxes to Sierra County in the sum of $604,833.52. The properties at risk of a tax sale are the Upper and Lower Brush Creek mines, Gardner's Point, Carson and the High Commission mines. The company has made arrangements to pay the tax's immediately upon completion of a debt funding that is due to fund my the end of March 2001.

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

          The Company commenced limited production operations at the Wolf vein and Lawry area placer gravels at the Ruby Mine during the fiscal year ended June 30, 1996; however, limited production was suspended in October 1996 as the Company focused its efforts on rehabilitating the lower Brush Creek mine. In early 1997, the Company began preparing the lower Brush Creek Mine for limited production. In June 1997, the Company received interim approval from the U. S. Forest Service to transport thirty tons of mineralized material per day from the lower Brush Creek Mine to the Ruby mill site. The Company is in the process of writing its plan for the operation of the Forest Service. Since the Company has not commenced economic production, it is still considered to be in the development stage. Further work at these mines is subject to the Company receiving additional financing. There can be no assurance that the Company will obtain any required financing or any part thereof. In the event the Company is unable to raise the required financing, the Company will be forced to scale back its operations.

Brush Creek Mine.
-----------------

          The Company owns the Brush Creek Mine, which the Company acquired in 1982. The Brush Creek Mine is an underground lode gold mine located in Sierra County, California, approximately eight miles west of the town of Downieville, California. It consists of eight patented mining claims comprising approximately

245 acres and 45 un-patented mining claims comprising approximately 960 acres. There are no proven or probable reserves at this time. The Company believes that all regulatory requirements are up-to-date and approved.

          All of the un-patented claims in the mineral property package are in good standing tax's are due on these properties as well with assessment work documents for 1997 filed with both the Bureau of Land Management (BLM) in Sacramento and Sierra County in Downieville. The patented claims of the Brush Creek Mine are not fully permitted for underground exploration, development and production. A waste discharge permit is required and a plan of operation must be filed with the U.S. Department of Forestry and Sierra County before full-scale mining may begin. The Company intends to obtain such permit or file a plan when feasible.

          The Brush Creek Mine was opened in 1868 when the old Brush Creek Shaft was sunk to a depth of approximately 600 feet. Reports indicate that between 1868 and 1870 it produced approximately 19,632 ounces of gold. Between 1870 and 1944, operations at the Brush Creek Mine were limited. In 1870, the mine was closed due to poor ground conditions, flooding of the shaft and a fatal accident. In 1922, the Ante Up Mining Company drove a 2,200-foot drift, which eventually connected with the old Brush Creek tunnel. In 1927, shafts were driven into the Brush Creek Mine by the Kate Hardy Mining Company. Between 1870 and 1994, production records are sparse. Reports during this period indicate that 223 ounces of gold were produced in April of 1929. Between 1944 and 1950, A.L. Merritt made additional improvements to the Brush Creek Mine including the sinking of the Golden Gate Shaft to a depth of approximately 647 feet. Mining activity occurred between 1978 and 1979 when new equipment was installed and a new level was started. This activity ended when the Brush Creek Mine was flooded due to a power failure in 1979.

Gardner's Point and Pioneer Mines.
---------------------------------

          The Company owns the Gardner's Point and Pioneer Mines, which were acquired by the Company in 1985. The mine has been in a care and maintenance status since October 1988. There are no permits in place at this time for this mine other than annual storm water permits. The Company intends to eventually operate the mine. The current cost of repair and maintenance to maintain this mine idle is approximately $50,000 plus $180,000 in additional reclamation bonding.

          Based upon its feasibility studies, the Company believes that the Gardner's Point gold placer deposit contains a probable reserve of approximately 9,810,000 bank cubic yards ("bcy") with an estimated average grade of 0.0221 ounce of gold per bcy resulting in an estimated total amount of approximately 216,000 contained ounces of gold. The property contains an estimated 35,000,000 tons of high-grade silica sand as well. No assurance can be given that such results will be achieved or that any gold will be successfully mined at Gardner's Point.

          The Gardner's Point and Pioneer Mines include two placer mines located on the same parcel of land comprising approximately 700 acres. These mines are approximately 10 air miles northwest of Downieville and three air miles east of La Porte in Sierra County, California in the Port Wine Gold Mining Region. The Gardner's Point and Pioneer Mines are approximately 12.5 air miles from the Company's other mines. These mines consist of three patented claims, the Pioneer, the Comet, and the Challenge, and two un-patented claims.

          In 1985, the Brush Creek Joint Venture, consisting of the Company and two other companies, purchased all patented and un-patented claims of the Gardner's Point and Pioneer Mines. The venture produced approximately 2,800 ounces of gold from operations before the partners decided in August of 1988 to suspend operations at the Gardner's Point and Pioneer Mines and reduce operations to a care and maintenance level. The Gardner's Point and Pioneer Mines were subsequently purchased by the Company in connection with a change of control of the Company in 1989.

          The Gardner's Point and Pioneer Mines have a Yuba-Lowe trommel that contains new interior screens and a water hutch. Additionally, the property has a two-story gold recovery building that houses a large Deister table and associated equipment for gold recovery. The Company has spent approximately $100,000 to upgrade and improve water quality measures on these mines.

Ruby Mine
---------

          Pursuant to a leasehold interest acquired in 1989, the Company leased the Ruby Mine with an option to purchase for $4,000,000. The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, California in Sierra County. The Company defaulted on its lease payments. The landowner obtained a default judgment against the Company for back lease payments and damages plus court costs..

          In December of 1989, the Company issued 100,000 shares of its Common Stock that it used to purchase an option to lease the Ruby Mine and to purchase equipment located on the site. In March of 1990, the Company paid $50,000 to extend the option period to April 30, 1990. In April of 1990, the Company issued an additional 125,000 shares of its common stock in order to extend the option period to June 30, 1990. The Company exercised the option on June 30, 1990 by paying the owner $150,000 cash, which represents lease consideration of $50,000 and a $100,000 down payment on the purchase of the equipment. To complete the equipment purchase, the Company agreed to pay an additional $100,000 in cash in three equal semi-annual installments, all of which have been paid.

          Pursuant to the terms of the lease, which was most recently modified on March 27, 1997, the Company must pay a 7-1/2% net smelter royalty on all minerals produced from lode deposits and 10% on minerals produced from placer deposits with a minimum lease payment of $13,066 per month through June 30, 2000, subject to an adjustment based on the Consumer Price Index. The mineral property may be purchased for $4,000,000 subject to adjustment based on the Consumer Price Index payable by June 30, 2000. All payments made subsequent to July 1, 1995, to acquire the lease/option and all payments made under the lease subsequent to July 1, 1995, will be credited against the option purchase price. Performance under the lease purchase agreement was secured by the Company's equipment used in the mining operations on the leased premises.


          During 1997, the Company negotiated modification agreements for the Ruby Mine and the Rising Sun Mine (see below) to pay, in cash, one month lease payment in arrears, increase the amount of equipment held as collateral pursuant to the Ruby Mine and the Rising Sun Mine lease agreements by filing UCC-1 financing statements listing the additional equipment, all right, title and interest of certain "ore specimens" for which Ruby Development Co., Inc. will credit the value against past due minimum royalty payments and grant Ruby Development Co., Inc. an option to purchase up to 50,000 shares of the Company's common stock at a price of $.25 per share until July 1, 1999. The Company has not made any payments on this lease since June of 1998, and the lease is no longer in effect. Ruby Development and Rising Sun (owned by the same family) filed lawsuits against Brush Creek and were awarded default judgments. The company maintains that it was never properly served on these suits and plans to appeal.


Rising Sun Mine.
---------------

          The Rising Sun Mine is an underground lode gold mine located approximately three miles southeast of Allegheny, California. Pursuant to an interest acquired in 1989, the Company leases the Rising Sun Mine with an option to purchase for $1,000,000. The Company owes a minimum monthly lease payment of $5,213, but is delinquent in payment]. There are no proven or probable reserves in this mine at this time. The mine is currently idle. Regulatory requirements before the mine is operational include: approved Use Permit from lead agency of

Sierra County; Plan of Operations from U. S. Forest Service; Waste Discharge Permit from California Water Quality Control Board; approval from California Fish and Game; and approval from Northern Sierra Air Quality Board.

          In December of 1989, the Company issued 10,000 shares of its common stock for an option to lease the Rising Sun Mine. On June 30, 1990, the Company exercised the option upon payment of $20,000 cash and entered into a five-year lease with an option to purchase. Pursuant to the terms of the lease, which was most recently modified on November 11, 1994, the Company must pay a net smelter royalty of 8% on all minerals produced, with a minimum royalty of $4,590 per month through June 30, 2000, subject to an adjustment based on the Consumer Price Index. The mineral property may be purchased for $1,000,000 payable on or before June 30, 2000, subject to adjustment based on the Consumer Price Index. All payments made to acquire the lease/option and all payments made under the lease will be credited against the option purchase price. (See the discussion of the Ruby Mine above for information on the modification agreement entered into in 1997.) The Company has not made any payments on this lease since June of 1998. The lease was in default, the Company was sued and a default judgment was given. The Company claims that it was never properly served and is planning to appeal.

          There are a generator, compressor, rock drills, and a mucking machine located on the mineral property. The overall ground condition of the mine is good. Since the early 1960's, the Rising Sun Mine has operated on a care and maintenance level only. Currently, however, the Company is driving around a caved in area in an attempt to get to the face of the drift where high-grade assays have been reported. The Company also is attempting to find the potentially high-grade intersection of the Belmont and Rising Sun veins.

          The Rising Sun Mine is accessible via Kanaka Creek Road, a graveled road. The mineral property will require on-site generators to supply power.

Carson Mine.
-----------

          The Carson Mine is located in Sierra County, California, on the western slope of the Sierra Nevada Mountain Range. The Company owns the Carson Mine that was acquired in July 1990. There are no proven or probable reserves at this mine at this time. The mine is currently idle. The regulatory requirements of this mine are under the same Plan of Operations as for the Ruby Mine: i.e., the Company is waiting for approval from the U. S. Forest Service Renewal three-year Plan of Operations. There are no other regulatory permits to make the mine fully operational.

          Access to the Carson Mine is by a two-mile dirt road that connects the Henness Pass Road, an all weather paved road. The nearest large population center is Grass Valley, about 40 miles south of the site. Downieville is located two miles north of the Carson Mine. Allegheny, California is approximately four miles south of the Carson Mine. The Carson Mine, also known as the City of Six Mine, is an underground mine and consists of 21 un-patented lode claims and two un-patented placer claims comprising approximately 550 acres.

          A 30-foot winze is operable in the same areas as the raise. The winze accesses the vein about 25 feet down dip from the upper level. The vein has been drifted on for 60 feet to the south from the winze. A 14-foot cross cut connects the main raise with the winze sub level. The main rise is open from the winze sub level downward, for about 350 feet on the vein. The bottom 125 feet of the raise above the lower level is plugged with mineralized material and muck, as is that above the upper level. The underground portion of the mineral property has 20-pound mine rail in good condition.

          On July 31, 1990, the Company acquired the Carson Mine, together with the improvements, inventory and equipment located on the mineral property, from Golden Lion Mining for a total consideration of approximately $2,299,000. The consideration paid to Golden Lion Mining consisted of $50,000 cash, an $89,000 promissory note due August 15, 1990, 502,070 shares of common stock, and an agreement to deliver 61.3 ounces of gold bullion by August 1, 1992 In addition, Golden Lion Mining had forward sold 2,000 ounces of gold to four individuals. As additional consideration, the Company assumed Golden Lion Mining's forward sell obligation by issuing a total of 781,072 shares of its common stock. Finally, the Company issued 976,000 shares of common stock to Ireland Mining Corporation in consideration for Ireland Mining Corporation terminating its lease and option to purchase the mineral property with Golden Lion Mining.

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

          The Company also has 16 lode claims named the BC Claims that are located on the northern border of the Carson Mines. The Company owns this mineral property subject to the General Mining Law of 1872. The Company acquired its interest in 1990. There are no proven or probable reserves at this mine at this time. The mine is currently idle.

High Commission Mine.
--------------------

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

          The High Commission Mine is an underground mine and consists of 22 un-patented lode claims comprising 440 acres and five un-patented placer claims comprising 500 acres. The un-patented claims in the mineral property package are in good standing with assessment work documents filed with both the BLM in Sacramento and Sierra County in Downieville. Its current configuration is a consolidation of four past producing gold mines.

          The High Commission Mine was discovered in 1888 and produced approximately 1,234 ounces of gold in a bunch of arsenopyrite from the sinking of an 18-foot shaft. In addition, approximately 177 ounces were produced about 1914. Three veins were developed on the mineral property, the High Commission, Big Ledge, and Mexican. The High Commission has a 280-foot tunnel with a quartz vein averaging 4.5 feet and carries free gold and arsenopyrite. The strike was over three miles on the surface. The Big Ledge vein is 11 feet wide, carries free gold and no sulphide, and parallels the High Commission vein. The subsequently developed Mexican vein parallels and is 300 feet in length. Both tunnels were in pay shoots, with open cuts occurring over 900 feet. Quartz fissure veins occur along a slate footwall and porphyry hanging wall contact which carry free gold, arsenopyrite and pyrite mineralized material. The veins vary from two to fifteen feet in width and the parallel vein 40 feet west averages four to five feet in width. The strike is north, dips 70 to 80 degrees east, and has a length on surface of 3,000 feet.

The Poker Flat District (Diamond Potential).
-------------------------------------------

          The Company owns the mineral property subject to the General Mining Law of 1872. The Company acquired its interest in 1997 when it staked its un-patented lode mining claims. There are no proven or probable reserves on the mineral property at this time. While the mine is currently idle, regulatory requirements before mine may become operational are: approved Plan of Operations from U.S. Forest Service; Waste Discharge Permit from California Water Quality Control Board; approval from California Dept. of Fish and Game; and approval from the Northern Sierra Air Quality Board.

Properties Acquired through Merger with JAB
-------------------------------------------

VOCAR
-----

          JAB owns VOCAR, a Central African Republic ("CAR") registered company. VOCAR owns the permit to an African mining concession located in the CAR, which is a land-locked country located in the geographical center of Africa. C.A.R. is bordered by the two Congo nations to the South, Cameroon to the West, Chad to the North and Sudan to the Northeast. The country was a French colony until gaining its independence from France in 1963; it now maintains a democratically elected government with a major economic and political reliance of France.

          The project is located in the southeastern section of the country, just north of the border with the Congo (formerly Zaire). The mining area is 35 kilometers wide and 100 kilometers long (roughly 23 miles by 66 miles) in size. The area was chosen for exploration after years of research in the CAR. JAB investigated numerous locations as possible sites for a mining project before acquiring the current permits.

          This particular site was by far the best suited for a mining operation. Initial engineering and geological research has indicated that the area will produce an average of 0.23 carats of diamonds and 0.2 grams of gold per cubic meter of gravel. The area has over 250,000 linear meters of river basin of which JAB had tested 100,000 meters.

Estimated Value of CAR Mineral Rights
-------------------------------------

          In order to calculate the estimated value of the mineral rights in the C.A.R., the Company has used the following data obtained through the initial examination of the site and current artisan production in the area.

          The concession area equals 3,500 square kilometers - 35K x 100K (23 miles x 66 miles). For the purpose of this Memorandum, the Company is reporting only the known alluvial gravel deposits. There is an estimated 250,000 meters of river basin inside the Company's permits, of that the Company has estimated a minimum of 100,000 meters to contain diamond bearing gravel. With an average width of 200 meters, the estimated mining area will be 20,000,000 square meters. The average gravel depth that has been found within the Company's permits is
1.89 meters, with 3 - 4 meters of overburden. Initial tests and existing artisan mining area in the area show an average of 0.23 carats of diamonds per cubic meter of gravel. Initial tests indicate that a small percentage of gold is present. The Company has estimated this to be 0.2 grams per cubic meter. With respect to diamond reserves, only 1/3 of the property has been tested to date. Based upon the information available to date, the Company has estimated its diamond reserves at over 5,000,000 carats. The estimated selling price for the diamond production will be $250.00 per carat. The gold will be refined and sold at the discounted gold price listed on the day of sale.

Esperanza
---------

          The Esperanza project is located in Southeastern Honduras about a 1 1/2-hour ride from the port city of Trujillo. The mine is a 49,000 acres parcel. Initial sampling shows that this has the potential to be a high-grade placer deposit with the possibility of gold veins and even load deposits underground.

          JAB acquired the property in 1997 from Esperanza mining company. Under the terms of the agreement JAB gave the company 50,000 shares of common stock and a 3% Net Smelter Royalty (NSR) on production for two years from the commencement of operations for an 80% stake in the Property.

          The mining laws of the country were changed in year 2000, JAB retained the law firm of Bufete Danzilo & Associados, Ruben A. Rodezno, Esq. Tegucigalpa, Honduras to up-date our mining permits in accordance with the new laws.

Un-patented Mineral Property Interests
--------------------------------------

          The Company occasionally acquired rights to explore for and produce minerals on federally owned lands and paid all required fees to maintain the un-patented claims. The Company acquired these rights through the acquisition of previously located mining claims from the claimant or through the location of un-patented mining claims upon un-appropriated federal land pursuant to procedures established by the General Mining Law of 1872, the Federal Land Policy and Management Act of 1976, and various state laws. These referenced laws generally provide that a citizen of the United States, including a corporation, may acquire a possessory right to explore for and to develop and produce valuable mineral deposits discovered upon un-appropriated federal lands, provided that such lands have not been withdrawn from mineral location. Withdrawn lands would include, for example, lands included in national parks and military reservations and lands designated as part of the National Wilderness Preservation System.

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

          Un-patented mining claim interests possess certain unique vulnerabilities not associated with other types of property interests. For example, in order to maintain each un-patented mining claim, the claimant must annually perform not less than $100 worth of work or improvements on or for the benefit of the claim and must file with state and federal authorities an affidavit attesting to the performance of such work. Although currently not a requirement, the Company feels it should continue to file proofs of labor to prevent adverse claimants from occupation of the claim and to have a proper chain of title should the Company decide to apply for patents. Additionally, the Bureau of Land Management currently assesses a $100 per claim rental fee which, if not paid annually before August 31st of each year, invalidates the un-patented claims. Failure to perform such work will render the claim subject to relocation by third parties and constitutes abandonment of the claim. Further, because mining claims are often located with less then sophisticated surveying techniques, great difficulty may arise in determining the validity and ownership of specific mining claims. Moreover, under applicable regulations and court decisions, in order for un-patented mining claims to be valid against a governmental challenge, the claimant must be able to prove that the mine on which the claim is based can be mined at a profit. Thus, it is conceivable that, during times of declining metal prices, claims that were valid when located could be invalidated by the federal government.

Item 3.   Legal Proceedings.

The Royal Bank Action.
---------------------

          On December 13, 1995, the Company entered into an agreement (the "Royal Bank Agreement") to settle an action commenced by the Royal Bank of Scotland, et al. by delivering to the plaintiffs (the "Royal Bank Plaintiffs") 216,667 shares of the Company's Common Stock and cash in the amount of $241,000. The Company also assigned to the Royal Bank Plaintiffs a portion of its interest in any total recovery from claims against the law firm formerly known as Bartel, Eng, Miller & Torngren, the Company's formal legal counsel ("Bartel, Eng"). On December 13, 1996, the Company was further required to deliver to each of the Royal Bank Plaintiffs, at his or her option, additional shares of the Company's common stock or additional cash. The number of shares of Common Stock or the amount of cash each Royal Bank Plaintiff was entitled to receive was based on the amount of his or her pro rata interest in amounts paid by the Company pursuant to the Royal Bank Agreement. If all Royal Bank Plaintiffs elected to receive Common Stock, then the Company would have been required to issue and deliver a maximum of 300,000 shares in the aggregate and if all Royal Bank Plaintiffs elected to receive cash, then the Company would have been required to deliver cash in the maximum aggregate amount of $600,000.

          Prior to December 13, 1996, the Royal Bank Plaintiffs elected to receive $600,000 in cash under the terms of the Royal Bank Agreement. On or about December 17, 1996, the Company received notice from the Royal Bank Plaintiffs that the Company was in default of its obligation to pay them $600,000 on December 13, 1996. Under the Royal Bank Agreement, such default caused the Company to incur an immediate $3.25 million debt to the Royal Bank Plaintiffs.

          Subsequently, in January 1997, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") with the Royal Bank Plaintiffs which provided that notwithstanding the $3.25 million obligation, the Royal Bank Plaintiffs agreed to forbear from exercising their rights and remedies against the Company provided the Company made a payment of $629,100 on or before March 20, 1997 and a payment of $175,000 on or before July 1, 1997. The Company had the option to postpone the second payment ($175,000) by delivering written notice to the Royal Bank Plaintiffs no later than June 25, 1997, whereupon the second payment was to have been paid no later than December 15, 1997 and the amount was to be increased to $250,000. The Company also agreed to reimburse the Royal Bank Plaintiffs for their attorneys' fees and costs. Thereafter, the Royal Bank Plaintiffs agreed to extend the time period for paying the $629,100 to them until May 15, 1997. In addition, the second payment was increased to $225,000 payable on July 1, 1997 subject to postponement until December 15, 1997, in which event the amount was to be increased to $300,000. The amount, which was due May 15, 1997, was not paid by such date. However, effective on June 2, 1997, the Company entered into an Amendment No. 2 to the Forbearance Agreement ("Amendment No. 2") which, among other things, provided that the Royal Bank Plaintiffs would continue to forbear from exercising their rights and remedies under the Royal Bank Agreement and related Forbearance Agreement, provided the Company performed the following: (a) paid $896,000 in eight installments of $112,000 each on May 31, July 31, September 30 and November 30, 1997 and January 31, March 31, May 31 and July 31, 1998 (the "Periodic Payments"), (b) paid $250,000 on or before September 30, 1998, (c) made payments of $25,000 within five business days after any closing(s) since March 20, 1997 of any single or series of sale-leaseback transaction(s) in which the Company received in the aggregate of at least $65,000 in proceeds, and (d) made a final payment on or before September 30, 1998 of the Judgment Amount (as defined in the Forbearance Agreement) less the aggregate amount of the Periodic Payments previously paid; provided, however, that if the Company timely performed its obligations under its settlement documents with the Plaintiffs and either (i) Plaintiffs received all of the Periodic Payments, or (ii) the Company made one final payment in an amount set forth in Amendment No. 2 which amount ranged from $950,000 if such final payment was paid on or before May 31, 1997 to $350,000 if such final payment was paid after May 31, 1998 and on or before July 31, 1998 (and assuming all Periodic Payments coming due prior to the final payment were made), in such event the Plaintiffs agreed to waive the enforceability of the Judgment Amount against the Company and the Company would not be required to make any further payments.

          The Company also agreed to issue 433,334 shares (the "Forbearance Agreement Shares") of its Common Stock to the Royal Bank Plaintiffs and agreed to register such shares for resale pursuant to a Registration Statement to be filed with the Securities and Exchange Commission. Also, the Company agreed to issue to the Plaintiffs, from time to time until the payments referred to above have been completed, .025 shares of its Common Stock for each share issued in excess of 24,000,000 of the Company's outstanding shares. Amendment No. 2 also provided that the Company reimburse Plaintiffs for attorneys' fees and costs incurred in connection with the preparation and negotiation of Amendment No. 2.

          In fiscal 1999, the Company again amended the Forbearance Agreement to provide for payment to Royal bank of $200,000 and 75,000 shares of the Company's Common Stock ("Amendment No. 3").

          Effective on March 17, 1999, the Company entered into an Amendment No. 4 to the Forbearance Agreement ("Amendment No. 4") which, among other things, provides that the Royal Bank Plaintiffs would continue to forbear from exercising their rights and remedies under the Royal Bank Agreement and related Forbearance Agreement, provided the Company performed the following: (a) on or before April 16, 1999 paid $200,000 of the Judgment Amount (as defined in the Forbearance Agreement). The Company also agreed to issue to the plaintiffs an aggregate of 319,500 shares of the Company's common stock ("Additional Forbearance Shares") pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The Company agreed to register these shares with the Securities and Exchange Commission on Form S-3 no later than December 31, 1999. The plaintiffs and the Company executed mutual releases, with the release in favor of the Company to be effective upon the Company's performance of all of its obligations under Amendment No. 4 and the other settlement documents.

          The Company's obligations under the Royal Bank Agreement are secured by (1) a deed of trust on all real property and patented and un-patented mineral claims owned by the Company; (2) a first priority security interest in all of the Company's right, title and interest in and to any and all goods, products, yield, receivables, inventory (including any gold from any mines), any and all exploration and drilling information, data, maps, reports or surveys, and any and all income and proceeds derived from the Company's mining operations on property which the Company presently or subsequently owns or leases; (3) a first-priority security interest in the Company's right, title and interest in and to any total recovery by the Company on the claims against Bartel, Eng; and
(4) a stipulated judgment in the amount of $3,250,000.

          In fiscal 1996, the Company registered the 1,616,667 shares of Common Stock to be issued and delivered pursuant to the Zuri Agreement the Royal Bank Agreement, which included the 300,000 additional shares that may have been issued pursuant to the Royal Bank Agreement as described above. This number does not include the Forbearance Agreement Shares or the Additional Forbearance Shares (as described above).

The Anderson Matter.
-------------------

          The Company was plaintiff in the matter of Brush Creek Mining and Development Co., Inc. v. Anderson, et al., United States District Court, Northern District of California, case no. C94-3487 CAL, filed on September 24, 1994. The action was against former officers and directors of the Company and others for violations of federal and state securities laws and common law torts. On April 3, 1998, the Company's counsel, the Hinton & Alfert firm, withdrew as counsel of record. Upon the Company's failure to obtain new counsel as directed by the Court, the action was dismissed with prejudice on May 15, 1998. Following entry of judgment of dismissal, two of the defendants moved as purported prevailing parties for an award of attorney's fees and costs incurred in defending against the Company's claims. The defendants sought by their motion to recover $63,782.14. On August 21, 1998, the Court denied the defendants' motion. The Company is not actively pursuing this matter.

The Volcanic Matter.
-------------------

          On August 12, 1998, Volcanic Resources, LLC filed a complaint against the Company, its past CEO and Chairman of the Board, and two of its directors. On September 16, 1998, Plaintiff filed its First Amended Complaint alleging breach of contract and breach of express warranties against the Company only and alleging fraud, negligent misrepresentation, rescission, constructive trust, declaratory relief and violation of Business and Professions Code section 17200 against all defendants. The underlying contract giving rise to this suit involves a written Exploration, Development and Mine Operating Agreement entered into November 20, 1997 between Sterling Mining, LLC and the Company. Sterling Mining, LLC assigned its rights under the Exploration, Development and Mine Operating Agreement to Plaintiff. In accordance therewith, the individual defendants filed three preliminary "motions": (1) Motion to Change Venue; (2) Demurrer; and (3) Petition to Compel Arbitration.

The Shareholder Suit.
---------------------

          In August 1999, Paul Body and other shareholders of the Company filed a complaint against the Company, its past CEO and Chairman of the Board and three of its directors, alleging fraudulent misrepresentations, breach of contract, breach of express and implied contractual obligations, defamation. The plaintiffs purchased shares of common stock in a private offering and allege that the defendants fraudulently misrepresented the financial condition and business prospects of the Company. The defendants also allege that the Company did not register the common stock purchased as it agreed to as part of the private placements. Certain plaintiffs also allege that they were obstructed in their efforts to sell certain of their shares of common stock. With respect to the defamation allegations, the plaintiffs allege that the former chairman of the Company posted publicly on the Internet defamatory statements regarding the plaintiffs and that the Company has never withdrawn or recanted such statements.

Other Matters.
-------------

          In fiscal 1996 and 1997, the Company was requested pursuant to a non-public informal inquiry by the staff of the Securities and Exchange Commission ("Commission"), to provide information to the Commission regarding the Company's financing activities in reliance upon Regulation S under the Securities Act. The Commission advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person. No charges were filed as a result of the inquiry.

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

Andersons in connection with other settled litigation involving Zuri Invest, including on the Andersons' appeal of that judgment (which fees and costs the Company agreed to pay pursuant to a settlement in a previously resolved matter);
(2) is entitled to recoup defense fees and costs allocable to the Andersons' defense of claims in the Zuri Invest matter for which they were found liable;
(3) is not required to indemnify the Andersons for their liability in the Zuri Invest litigation; (4) has no duty or obligation to the Andersons to account for, replenish, and/or return monies to or pay interest on the $200,000 provided by the Andersons as partial indemnification to the Company in connection with the Royal Bank litigation; and (5) is entitled to have all amounts returned to the Company from the $200,000 which were disbursed for the purposes other than to indemnify the Company such that the Company receives the full net benefit of the $200,000, and (b) equitable indemnification to collect from the Andersons their proportionate share of the judgment in the Zuri Invest litigation.

          On April 4, 1996, the Company was served with the Andersons' answer to the Sacramento Action and they're cross-complaint against the Company. The answer generally denied the allegations of the Company's complaint and asserted various affirmative defenses. The cross-complaint seeks judicial determination and declarations that the Company (1) is obligated to advance the Andersons' defense costs (including costs of appeal) in the Zuri litigation and defense costs in the Federal Action and (2) is obligated to indemnify them from the judgment in the Zuri Invest litigation and any judgment that might be rendered against them in the Federal Action.

          Also, on April 4, 1996, the Company was served with a motion by the Andersons for summary adjudication of two of their cross claims which would have forced the Company to advance the Andersons' defense cost in the Zuri litigation and the Federal Action. On May 3, 1996, the Andersons' motion was heard by the superior court and denied. The Company answered the Andersons' cross complaint on May 6, 1996 generally denying the allegations and asserting various defenses. [Although the Company has not done so to date, the Company may attempt to amend its original complaint to assert an additional claim to hold the Andersons liable for the entire amount of the Royal Bank of Scotland settlement.

          The Company is a party to other various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the business or financial position of the Company.

1. Ruby Development - Judgment for $1,250,000, default for breech of contact associated with lease of the mine. The Company was not properly served and will ask the court to set aside the judgment.

2. Kate Hardy / Omega - Judgment for $401,606.46

3. Rising Sun - Judgment for $250,000

4. Jean Gasperoni - Judgment for $105,000, filed suit for commission on funding that the company did not receive. The company is currently appealing the judgment.

5. ACP-Laurich - Judgment for $50,000, Default judgment for lease on office space that the company never occupied. The company is currently planning to appeal.

6. Robert Half Inter. - Judgment for $21,481.79, dated 3/23/99, we have no idea who they are.

7. Western Capital Group for $300,000, Financial Public Relations firm in Aurora, Co. had a consulting agreement with Brush Creek from May 1, 1998 through October 1, 1998. Award by Arbitrator on Dec. 30, 1998 of $209,211.00 Plus costs of $2,323.50 and interest of 8% per month from Aug. 1, 1998.

The company plans to appeal all above-mentioned suits through the law office of Pillsbury, Madison & Sutro, LLP.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.

          The Common Stock ("Common Stock") of the Company, par value $.001 per share, trades on the "pink sheets" under the symbol "JABI."

          The following table sets forth the range of high and low bid prices for the Common Stock as of the periods indicated as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

          Common Stock                     High ($)             Low ($)
          ------------                     --------             -------

          3rd Quarter 1999                   1.62                 .53
          4th Quarter 1999                    .97                 .16
          1st Quarter 2000                    .38                 .26
          2nd Quarter 2000                    .13                 .03

          The Company has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

          Liquidity and Capital Resources
          -------------------------------

          The mining industry is capital intensive. During the fiscal year ended June 30, 2000, the Company raised $152,449 from the sale of shares of common stock. Consistent with prior years, the Company derived no material revenues from operations. The Company's accumulated deficit at June 30, 2000 was $(59,146,084), compared to accumulated deficit at June 30, 1999 of $(58,527,437) and an accumulated deficit of $(50,059,368) as of June 30, 1998. As of June 30, 2000, the Company had negative working capital of $(7,192,164). As of June 30, 1999, the Company had negative working capital of $(7,831,967) as compared to negative working capital of $(1,387,633) as of June 30, 1998. The decrease in working capital is largely attributable to an increase in current liabilities due to litigation. Office furniture and equipment has decreased due to property abandonment. Mineral properties and mining equipment, net of depreciation was $3,669,613 as of June 30, 2000 and $3,669,613 as of June 30, 1999, as compared to $4,657,240 as of June 30, 1998. The decrease in Mining properties and mining equipment is mainly attributable to defaults on leases and property abandonment.

          The Company's financial resources are limited and to date have been depleted through development costs and losses sustained by the Company through its development stage. The Company has virtually no liquidity as a result of its costs and losses, and the Company currently is experiencing a severe cash shortage. Additional financing continues to be required for the Company to cover its mining and development costs and to commence full-scale mining operations. At this time the Company has no definite plans regarding additional financing, but continues to consider equity financings via stock offerings or joint ventures. There can be no assurance that the Company will be able to raise sufficient capital to cover its costs and commence mining operations, or that it ever will be able to achieve profitable operations. If the Company is unable to obtain sufficient funding from future financings, the Company may not be able to achieve its business objectives and may have to scale back its development plans. Additionally, the Company may be forced to seek protection under the bankruptcy laws.

          During the 2000 fiscal year, the Company continued to be in default with respect to certain mining properties and certain county taxes. The lessors have taken action to foreclose on the leases. Default judgments were entered against the company by Rising Sun, Ruby Development and Kate Hardy Mines. The Company estimates mining development and operating costs will be approximately $ 4 million for the next fiscal year, assuming the Company is able to obtain adequate financing on terms acceptable to the Company. The majority of these funds will be used to exploration and development operations. There can be no assurance that ht Company will be able to obtain such financing, or that such financing, or that the terms of such financing will be acceptable to the Company.

          Results Of Operations

          The Company had total revenues of $41,584 for the year ended June 30, 2000 as compared to total revenues of $12,123 for the year ended June 30, 1999. Revenues were primarily derived from logging income of $32,500 and interest income of $8,949 for the fiscal year ended June 30, 2000, as compared to interest income of $12,123 for the fiscal year ended June 30, 1998. The Company had no material revenues from mining operations, which is consistent with the year ended June 30, 1999 and June 30, 1998.

          The Company had a net loss of $(618,647) for the fiscal year ended June 30, 2000, as compared to a net loss of $(8,468,069) for the fiscal year ended June 30, 1999. The decrease in the size of the net loss of approximately $7,849,422 is largely attributable to a decrease in general and administrative expenses, general mining and exploration expenses, lease and property abandonment and loss due to litigation. General and Administrative expenses decreased from $2,616,536 for the fiscal year ended June 30, 1999 to $660,231 for the fiscal year ended June 30, 2000. General mining and mineral exploration expenses decreased from $81,621 for the fiscal year ended June 30, 1999 to $0 for the fiscal year ended June 30, 2000. There were no losses due to lease and property abandonment and also loss due to litigation. The decrease in general mining and exploration costs, and the decrease in general and administrative expenses are primarily due to the cessation of the Company's operations.

Item 7.  Financial Statements.


                          J. A. B. INTERNATIONAL, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS







                               AS OF JUNE 30, 2000

                           J.A.B. INTERNATIONAL, INC.
                     Financial Statements Table of Contents




         FINANCIAL STATEMENTS                                          Page #


            Independent Auditors Report                                  F-1


                  Balance Sheet                                          F-2


                  Statements of Operations                               F-3


            Statement of Stockholders' Equity                         F-4 - F-10


                  Cash Flow Statements                               F-11 - F-12


                  Notes to the Financial Statements                  F-13 - F-34

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS



To the Board of Directors and Stockholders
J.A.B. INTERNATIONAL, INC.
Orlando, Florida



We have audited the accompanying balance sheet of J.A.B. International, Inc. (a development stage enterprise) as of June 30, 2000, and the related statement of operations, stockholders' equity, and cash flows for the two years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J.A.B. International, Inc. (a development stage enterprise), as of June 30, 2000 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, and the period from the date of resumption of development stage activities July 1, 1989) through June 30, 2000 in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has experienced a loss since the resumption of development stage activities. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/  Gately & Associates, LLC
                                                 Gately & Associates, LLC
                                                 Certified Public Accountants
                                                 Orlando, Florida
                                                 August 31, 2000


                                      J.A.B. INTERNATIONAL, INC.
                                    (A Development Stage Company)
                                             BALANCE SHEET
                                           As of June 30, 2000


                                                ASSETS
                                                ------

CURRENT ASSETS
--------------
          Cash                                                            $     15,245
                                                                          ------------

                    Total Current Assets                                        15,245    $     15,245


          Mineral Properties and Mining Equipment, Net                       3,841,255
                                                                          ------------

                                                                             3,841,255       3,841,255


                                TOTAL ASSETS                                              $  3,856,500
                                                                                          ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURENT LIABILITIES
------------------
          Accounts payable and accrued liabilities                        $  2,256,180
          Liability due to litigation                                        4,851,229
                                                                          ------------

                    Total current liabilities                                7,107,409    $  7,107,409



SHAREHOLDERS' EQUITY
--------------------
          Common stock - $.001 par value; authorized 10,000,000 shares;
          issued and outstanding, 6,419,455 shares                         55,795,175
           Accumulated  Deficit                                           (11,260,214)
           Accumulated  Deficit  during  the  Development   Stage         (47,785,870)
                                                                          ------------

                    Total shareholders' equity                             (3,250,909)      (3,250,909)
                                                                                          ------------


                    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                            $  3,856,500
                                                                                          ============


                            The accompanying notes are an integral part of
                               these consolidated financial statements.


                                   J.A.B. INTERNATIONAL, INC.
                                (A Development Stage Enterprise)
                                    STATEMENTS OF OPERATIONS
                           For the Years Ended June 30, 2000 and 1999
                              and for the Period From July 1, 1989
                 (Date of Resumption of Development Stage Enterprise Activities)
                                      Through June 30, 2000



                                                                                   Period from
                                                                                  July 1, 1989
                                                                                     Through
                                                       2000            1999       June 30, 2000
                                                   ------------    ------------    ------------
REVENUES

        Sale of Joint Venture                      $       --      $       --      $  4,232,000
        Other Income - Logging                           32,635            --           193,780
        Interest                                          8,949          12,123         210,591
                                                   ------------    ------------    ------------

        TOTAL REVENUES                                   41,584          12,123       4,636,371
                                                   ------------    ------------    ------------

 EXPENSES

        General and Administrative                      660,231       2,616,536      20,987,899
        General Mining and Exploration                     --            81,621      13,622,893
        Impairment of Development Costs                    --              --         5,393,115
        Loss on Lease & Equipment Abandonments             --         1,194,306       1,586,623
        Depreciation and Amortization                      --              --         1,686,693
        (Gain) Loss on Sale of Mining Equipment            --              --           171,174
        Interest Expense                                   --              --           498,494
        Loss from Litigation & Settlement                  --         4,487,729       8,728,761
                                                   ------------    ------------    ------------

        TOTAL EXPENSES                                  660,231       8,380,192      52,675,652
                                                   ------------    ------------    ------------


        Loss Before Extra-ordinary Item                (618,647)     (8,368,069)    (48,039,281)
         Extra-ordinary Item, Net Gain from Debt
           Extinguishment, Net of Tax                      --              --           144,462
                                                   ------------    ------------    ------------


NET INCOME (LOSS)                                      (618,647)     (8,368,069)    (47,894,819)
                                                   ============    ============    ============

NET LOSS PER COMMON SHARE                                 (0.11)          (2.39)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            5,766,955       3,104,437
                                                   ============    ============

           (Note: weighted averages are adjusted for reverse stock split during 1999)


                         The accompanying notes are an integral part of
                            these consolidated financial statements.


                                         J.A.B. INTERNATIONAL, INC.
                                       (A Development Stage Enterprise)
                                      STATEMENTS OF SHAREHOLDER'S EQUITY
                                  For the Years Ended June 30, 2000 and 1999
                                      and for the Period From July 1, 1989
                        (Date of Resumption of Development Stage Enterprise Activities)
                                             Through June 30, 2000


                                              COMMON STOCK
                                       -------------------------                  Accumulated
                                                                                    Deficit
                                           Number                                 During the
                                            of                     Accumulated    Development
                                           Shares        Amount      Deficit         Stage          Total
                                       -----------   -----------   -----------    -----------    -----------


Balance, June 30, 1989                     123,304    12,318,877   (11,260,214)          --        1,058,663

Issuance of stock for options
   on mining properties                      1,567       117,500          --             --          117,500
Sales of stock in private placement,
   net of offering costs                    15,000       434,000          --             --          434,000
Issuance of stock for services               2,350        72,500          --             --           72,500
Sale of stock in private placement,
   net of offering costs                    13,173       828,110          --             --          828,110
Issuance of units for debt
   to affiliates                             7,376       553,242          --             --          553,242
Net Loss                                      --            --            --         (768,436)      (768,436)
                                       -----------   -----------   -----------    -----------    -----------

Balance, June 30, 1990                     162,770    14,324,229   (11,260,214)      (768,436)     2,295,579


                                The accompanying notes are an integral part of
                                   these consolidated financial statements.




                                             J.A.B. INTERNATIONAL, INC.
                                          (A Development Stage Enterprise)
                                         STATEMENTS OF SHAREHOLDER'S EQUITY
                                     For the Years Ended June 30, 2000 and 1999
                                         and for the Period From July 1, 1989
                           (Date of Resumption of Development Stage Enterprise Activities)
                                                Through June 30, 2000


                                                     COMMON STOCK
                                              --------------------------                  Accumulated
                                                                                            Deficit
                                                 Number                                    During the
                                                   of                      Accumulated     Development
                                                 Shares         Amount       Deficit          Stage         Total
                                              -----------    -----------   -----------    ------------   -----------
Balance, June 30, 1990                            162,770     14,324,229   (11,260,214)      (768,436)     2,295,579

Issuance of stock for options
   on mining properties                            15,474      2,283,020          --             --        2,283,020
Sales of stock in private placement,
   net of offering costs                           14,161        910,840          --             --          910,840
Exercise of Warrants                                  333         35,000          --             --           35,000
Issuance of stock for debt                          6,412      1,097,258          --             --        1,097,258
Issuance of stock for services                        515        114,560          --             --          114,560
Cancellation of units from CSGM                    (7,377)          --            --             --             --
Issuance of shares to CSGM                         12,000           --            --             --             --
Issuance of stock for litigation settlement         3,334        875,000          --             --          875,000

Net Loss                                             --             --            --       (2,558,381)    (2,558,381)
                                              -----------    -----------   -----------    -----------    -----------

Balance, June 30, 1991                            207,622     19,639,907   (11,260,214)    (3,326,817)     5,052,876


                                   The accompanying notes are an integral part of
                                      these consolidated financial statements.

                                          J.A.B. INTERNATIONAL, INC.
                                       (A Development Stage Enterprise)
                                      STATEMENTS OF SHAREHOLDER'S EQUITY
                                  For the Years Ended June 30, 2000 and 1999
                                     and for the Period From July 1, 1989
                        (Date of Resumption of Development Stage Enterprise Activities)
                                             Through June 30, 2000


                                               COMMON STOCK
                                       -------------------------                   Accumulated
                                           Number                                  During the
                                            of                      Accumulated    Development
                                          Shares        Amount        Deficit         Stage          Total
                                       -----------   -----------    ----------     -----------    -----------


Balance, June 30, 1991                     207,622    19,639,907    (11,260,214)    (3,326,817)     5,052,876


Issuance of stock for options               19,578       564,899           --             --          564,899
   on mining properties
Sales of stock in private placement,        14,210     2,298,451           --             --        2,298,451
   net of offering costs                    12,483     1,250,750           --             --        1,250,750
Exercise of warrants and options            18,458     1,818,102           --             --        1,818,102
Issuance of stock for services               2,444       336,617           --             --          336,617
Issuance of stock for debt                   8,800       748,750           --             --          748,750
Issuance of shares to CSGM                    --         312,805           --             --          312,805
Capital contributions

Net Loss                                      --            --             --       (3,178,878)    (3,178,878)
                                       -----------   -----------    -----------    -----------    -----------

Balance, June 30, 1992                     283,595    26,970,281    (11,260,214)    (6,505,695)     9,204,372


                                The accompanying notes are an integral part of
                                   these consolidated financial statements.





                                                 J.A.B. INTERNATIONAL, INC.
                                              (A Development Stage Enterprise)
                                             STATEMENTS OF SHAREHOLDER'S EQUITY
                                         For the Years Ended June 30, 2000 and 1999
                                            and for the Period From July 1, 1989
                               (Date of Resumption of Development Stage Enterprise Activities)
                                                    Through June 30, 2000


                                                            COMMON STOCK
                                                     -------------------------                   Accumulated
                                                                                                   Deficit
                                                        Number                                   During the
                                                          of                      Accumulated    Development
                                                        Shares        Amount        Deficit         Stage          Total
                                                     -----------   -----------    -----------    -----------    -----------
Balance, June 30, 1992                                   283,595    26,970,281    (11,260,214)    (6,505,695)     9,204,372


Issuance of stock for options                              3,729       255,238           --             --          255,238
   on mining properties                                    1,066        80,000           --             --           80,000
Sale of stock in private placement,                        9,540       707,105           --             --          707,105
Exercise of warrants and options                           3,334       250,000           --             --          250,000
Exchange of options for debt, CSGM                        18,319     1,616,659           --             --        1,616,659
Issuance of stock for services                            10,514       713,494           --             --          713,494
Issuance of stock for debt                                10,026       500,285           --             --          500,285
Issuance of shares for CSGM                               53,940       (84,176)          --             --          (84,176)
Issuance of stock for acquisition of Trans-Russian          --            --             --       (3,420,220)    (3,420,220)
                                                     -----------   -----------    -----------    -----------    -----------
Net Loss
Balance, June 30, 1993                                   394,063    31,008,886    (11,260,214)    (9,925,915)     9,822,757


                                       The accompanying notes are an integral part of
                                          these consolidated financial statements.

                                          J.A.B. INTERNATIONAL, INC.
                                       (A Development Stage Enterprise)
                                      STATEMENTS OF SHAREHOLDER'S EQUITY
                                  For the Years Ended June 30, 2000 and 1999
                                     and for the Period From July 1, 1989
                        (Date of Resumption of Development Stage Enterprise Activities)
                                             Through June 30, 2000


                                               COMMON STOCK
                                        -------------------------                   Accumulated
                                                                                      Deficit
                                           Number                                    During the
                                             of                      Accumulated    Development
                                           Shares        Amount        Deficit         Stage         Total
                                        -----------   -----------    -----------    -----------    -----------
Balance, June 30, 1993                      394,063    31,008,886    (11,260,214)    (9,925,915)     9,822,757

Sale of stock                                 8,248       241,139           --             --          241,139
Exercise of warrants and options              5,832       608,925           --             --          608,925
Issuance of stock for services               21,510       938,159           --             --          938,159

Net income                                     --            --             --          136,625        136,625
                                        -----------   -----------    -----------    -----------    -----------

Balance as of June 30, 1994                 429,653    32,797,109    (11,260,214)    (9,789,290)    11,747,605

Sale of stock                               256,667     3,696,457           --             --        3,696,457

Net Loss                                       --            --             --       (4,671,396)    (4,671,396)
                                        -----------   -----------    -----------    -----------    -----------

                                            686,320    36,493,566    (11,260,214)   (14,460,686)    10,772,666
Balance as of June 30, 1995
                                            678,350     6,875,416           --             --        6,875,416
Sale of stock
Issuance of stock for  partial               21,667       223,436           --             --          223,436
   settlement of Royal Bank agreement
Compensation recognized on stock               --         160,021           --             --          160,021
   options granted
Issuance of stock, held in trust  for          --            --             --             --             --
   partial settlement of Zuri Invest        110,000          --             --             --             --
   litigation                                  --            --             --       (9,270,102)    (9,270,102)
                                        -----------   -----------    -----------    -----------    -----------
Net loss
Balance, June 30, 1996                    1,496,337    43,752,439    (11,260,214)   (23,730,788)     8,761,437


                                The accompanying notes are an integral part of
                                   these consolidated financial statements.

                                         J.A.B. INTERNATIONAL, INC.
                                      (A Development Stage Enterprise)
                                     STATEMENTS OF SHAREHOLDER'S EQUITY
                                 For the Years Ended June 30, 2000 and 1999
                                     and for the Period From July 1, 1989
                        (Date of Resumption of Development Stage Enterprise Activities)
                                            Through June 30, 2000


                                              COMMON STOCK
                                      -------------------------                  Accumulated
                                                                                   Deficit
                                         Number                                   During the
                                           of                     Accumulated    Development
                                         Shares        Amount       Deficit         Stage          Total
                                      -----------   -----------   -----------    -----------    -----------
Balance, June 30, 1996                  1,496,337    43,752,439   (11,260,214)   (23,730,788)     8,761,437

Sale of stock                           1,638,711     2,111,101          --             --        2,111,101
Issuance of stock for                        --            --            --             --
   new California Placer mine               2,000         5,200          --             --            5,200
Zuri Invest litigation Settlement            --       1,200,000          --             --        1,200,000
Compensation recognized on
   stock options granted                     --          24,000          --             --           24,000

Net Loss                                     --            --            --       (9,681,535)    (9,681,535)
                                      -----------   -----------   -----------    -----------    -----------

Balance, June 30, 1997                  3,137,048    47,092,740   (11,260,214)   (33,412,323)     2,420,203

Sale of stock                           2,367,131     3,697,585          --             --        3,697,585
Issuance of common stock subscribed          --       2,673,600          --             --        2,673,600
Zuri Invest litigation Settlement            --         179,400          --             --          179,400

Net loss                                     --            --            --       (5,386,831)    (5,386,831)
                                                                  -----------    -----------    -----------

Balance, June 30, 1998                  5,504,179    53,643,325   (11,260,214)   (38,799,154)     3,583,957


                                The accompanying notes are an integral part of
                                   these consolidated financial statements.

                                                J.A.B. INTERNATIONAL, INC.
                                             (A Development Stage Enterprise)
                                            STATEMENTS OF SHAREHOLDER'S EQUITY
                                        For the Years Ended June 30, 2000 and 1999
                                           and for the Period From July 1, 1989
                              (Date of Resumption of Development Stage Enterprise Activities)
                                                   Through June 30, 2000


                                                        COMMON STOCK
                                                 --------------------------                   Accumulated
                                                                                                Deficit
                                                    Number                                    During the
                                                      of                       Accumulated    Development
                                                    Shares        Amount         Deficit         Stage          Total
                                                 -----------    -----------    -----------    -----------    -----------
Balance, June 30, 1998                             5,504,179     53,643,325    (11,260,214)   (38,799,154)     3,583,957

Issuance of stock to Company Director              3,730,861        894,287           --             --          894,287
Reverse stock split, 1-for-12                     (8,365,585)          --             --             --             --
Issuance of stock persuant to merger               3,580,000          3,580           --             --            3,580
Stock issued for cash                                 57,017         57,017           --             --             --

Net Loss                                                --             --             --       (8,368,069)    (8,368,069)
                                                 -----------    -----------    -----------    -----------    -----------

Balance, June 30, 1999                             4,449,455     54,598,209    (11,260,214)   (47,167,223)    (3,829,228)

Stock issued for retirment of debt
        accrued for services during prior year     1,330,000        987,500           --             --          987,500
Stock issued to retire demand note                   174,209         57,017           --             --           57,017
Stock issued for cash                                465,791        152,449           --             --          152,449

Net Loss                                                --             --                        (618,647)      (618,647)
                                                 -----------    -----------    -----------    -----------    -----------

Balance, June 30, 2000                             6,419,455     55,795,175    (11,260,214)   (47,785,870)    (3,250,909)
                                                 ===========    ===========    ===========    ===========    ===========


                                      The accompanying notes are an integral part of
                                         these consolidated financial statements.

                                             J.A.B. INTERNATIONAL, INC.
                                              STATEMENTS OF CASH FLOWS
                                     For the Years Ended June 30, 2000 and 1999
                                        and for the Period From July 1, 1989
                           (Date of Resumption of Development Stage Enterprise Activities)
                                                Through June 30, 2000


                                                                                                        Period From
                                                                                                       July 1, 1989
                                                                                                          Through
CASH FLOWS FROM OPERATING ACTIVITIES                                          2000           1999      June 30, 2000
------------------------------------                                      -----------    -----------    -----------
          Net  (loss)                                                        (618,647)    (8,368,069)   (47,785,870)

          Gain on debt restructuring                                                                       (144,462)
          Impairment of development costs                                                                 5,393,115
          Depreciation and amortization                                                                   1,686,693
          Loss on lease abandonments                                                       1,194,306      1,638,665
          Loss on littigation settlement                                                   4,587,729      8,598,761
          (Gain) loss on sale of mining equipment                                                            49,164
          Other                                                                                              43,576
          Shareholder payment of services                                                                   105,055
          Stock and debt for services                                                      1,881,787      2,761,439
          Change in note receivable                                                                          47,462
          Change in inventory                                                                 39,735          2,290
          Change in prepaid expenses                                                                        501,736
          Change in deposits and other current assets                                            500       (115,961)
          Change in deposits                                                                                 (3,200)
          Change in accounts payable and accrued liabilities                  481,443        289,580      4,777,198
                                                                          -----------    -----------    -----------

                    Total adjustments                                         481,443      7,993,637     25,341,531
                                                                          -----------    -----------    -----------

          Net cash usded in operating activities                             (137,204)      (374,432)   (22,444,339)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

          Acquisition of mineral properties, equipment
             and deferred developments                                                                   (5,164,817)
          Acquisition of office equipment                                                                  (278,987)
          Proceeds from sale of equipment                                                                   384,356
          Proceeds from the acquisition of Trans-Russian                                                     20,060
                                                                          -----------    -----------    -----------

          Net cash flows provided by (used in) investing activites               --             --       (5,039,388)
                                                                          -----------    -----------    -----------


                                   The accompanying notes are an integral part of
                                      these consolidated financial statements.




                                              J.A.B. INTERNATIONAL, INC.
                                               STATEMENTS OF CASH FLOWS
                                      For the Years Ended June 30, 2000 and 1999
                                         and for the Period From July 1, 1989
                           (Date of Resumption of Development Stage Enterprise Activities)
                                                 Through June 30, 2000
                                                                                                             From
                                                                                                         July 1, 1989
                                                                                                           Through
CASH FLOWS FROM FINANCING ACTIVITIES                                         2000            1999        June 30, 2000
------------------------------------                                     ------------    ------------    ------------
          Advances from affiliates                                                                          2,009,127
          Payments made to affiliates                                                                        (343,798)
          Proceeds from issuance of stock                                     152,449                      26,488,964
          Proceeds from warrant extensions                                                                    207,750
          Proceeds from issuance of notes payable                                              57,017         927,060
          Payments of long-term debt                                                                       (2,093,979)
          Proceeds from convertible debenture                                                                 300,000
                                                                         ------------    ------------    ------------

          Net cash provided by (used in) financing activities                 152,449          57,017      27,495,124
                                                                         ------------    ------------    ------------

CASH RECONCILIATION
-------------------

          Net increase (decrease) in cash                                      15,245        (317,415)         11,397
          Cash at beginning of period                                            --           417,415           3,848
                                                                         ------------    ------------    ------------

CASH AT END OF PERIOD                                                          15,245         100,000          15,245
                                                                         ============    ============    ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest (net of amounts capitalized)      $       --      $       --
                                                                         ============    ============


                                    The accompanying notes are an integral part of
                                       these consolidated financial statements.

NOTE  1  -  OPERATIONS AND BASIS OF PRESENTATION
            ------------------------------------

J.A.B. International, Inc. (the Company) formerly known as Brush Creek Mining and Development Company, Inc. was incorporated in 1982 and operated as a mining and mineral development company until April 17, 1989, at which time its mining operations, all of which had been conducted through the Brush Creek Joint Venture (BCJV) (40% owned) were terminated. Shortly thereafter, the Company became actively engaged in acquiring additional mineral properties, raising capital, and preparing properties for resumed production. The Company did not have any significant operations or activities from April 17, 1989 through June 30, 1989 and suspended all mining operations and reduced its activities to a care and maintenance level. Accordingly, the Company is deemed to have reentered the development stage effective July 1, 1989.

In February 1992, the Company began limited production at the Ruby Mine under a permit that limited mill capacity to 225 tons per day. Production was terminated due to adverse weather conditions in December 1992. The Company resumed limited production at the Ruby Mine in July 1993 and gradually increased production until October 1996 when production was suspended. In early 1997, the Company began preparing the lower Brush Creek Mine for limited production. In June 1997, the Company received interim approval from the United States Forest Service to transport thirty tons of ore per day from the lower Brush Creek Mine to the Ruby mill site. Some of the Company's leases have been defaulted upon and are therefore at risk. See footnotes 5 and 11. The Company has not commenced economic production and is therefore still considered to be in the development stage.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $59,146,084 from inception to June 30, 2000. The Company has not realized economic production from its mineral properties as of June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. Additionally, the Company is in default on the leases of certain of its mining properties. The lessors have taken action to foreclose on the leases and the Company is making every effort to fulfill the agreements. The loss of these leases would have a material adverse effect on the Company. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


Mineral Properties and Mining Equipment
---------------------------------------

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

During 1997, the Securities and Exchange Commission (SEC) staff reconsidered existing accounting practices for mineral expenditures by United States junior mining companies. They now interpret generally accepted accounting policy for junior mining companies to permit capitalization of acquisition, exploration and development costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Although the Company has performed drilling samples, and an independent engineer has deemed the gold properties contain profitable reserves in excess of property and equipment costs incurred, management has chosen to follow the more conservative method of accounting by expending the previously capitalized gold mineral costs, for which there is no feasibility study.

Land Options
--------------

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

Income (Loss) per Common Stock
------------------------------

Income (loss) per share of common stock is computed based on the weighted average number of shares outstanding. Warrants, options and convertible debentures have not been included in the calculation as their effect would be anti-dilutive. All common shares included in the financial statements reflect a reverse stock split of 1:12, which the Board of Directors approved and was effective as of April 13, 1999.

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

Earnings Per Share
-------------------

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

New Accounting Pronouncements
-----------------------------

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


NOTE  3  -  AFFILIATES AND RELATED PARTIES
            ------------------------------

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

The Company has Joint ownership in the "Esperanza Gold Project". See Footnote #5 for a description of this Project and the joint ownership.


NOTE  4  -  OFFICE FURNITURE AND EQUIPMENT
            ------------------------------

Office furniture and equipment have been written-off as a loss as the items were reposessed, bartered, claimed or abandoned during the year ended June 30, 1999. The Company shall reinstate any property that is recovered if the Company satisfies amounts that it is in default. See footnotes 6,7 and 12 regarding commitments and contingencies with regard to the Company's property.



NOTE  5  -  MINERAL PROPERTIES AND MINING EQUIPMENT
            ---------------------------------------

The Company's net investment in mineral properties and mining equipment is as follows:


                                                   Development         Mining
                                       Land          Costs            Equipment        Total
                                    -----------    -----------       -----------    -----------

Carson Mine .....................   $ 2,199,858    $      --         $    42,835    $ 2,242,693
Brush Creek Mine ................       408,496           --             403,171        811,667
Gardners' Point and
       Pioneer Mines ............       185,477        770,327           128,521      1,084,325
Ruby Mine .......................          --             --           1,589,229      1,589,229 (*)
High Commission Mine ............       101,875           --                --          101,875
Esperanza gold project and
        Vocar S.A.R.L. Permits ..         3,580           --                --            3,580
                                    -----------    -----------       -----------    -----------

                                      2,899,286        770,327         2,163,756      5,833,369
Accumulated depreciation ........          --             --          (1,172,549)    (1,172,549)
                                    -----------    -----------       -----------    -----------

                                    $ 2,899,286    $   770,327       $   991,207    $ 4,660,820
Less abandoned
       During 1999 ..............                                       (991,207)      (991,207)(*)
                                    -----------    -----------       -----------    -----------
                                    $ 2,899,286    $   770,327       $      --      $ 3,669,613
                                    ===========    ===========       ===========    ===========

(*) Note that the Company no longer holds a lease on Ruby Mine. The equipment on the property remains with the former lessor. The Company hopes to renegotiate a lease or purchase the property at which time equipment may or may not be returned. Equipment on other properties is either no longer on the properties or is obsolete.

The Company owns or holds claims and rights to the above properties but has property taxes, maintenance fees and reclamation bonds outstanding with regard to its California properties. Those amounts have been included in accounts payable.

All of the Company's mineral properties in the U.S. contain mines which were in production previously. All such mines, except for the Esperanza Gold Project and Vocar S.A.R.L. Permits, Gardners's Point and Pioneer Mines are located in the
Allegheny-Forest-Downieville mining districts on the western slope of the Sierra
Nevada mountain range in Northern California and aggregate approximately 6,300 acres. Because of the close proximity of the mines to each other, the Company plans to centralize milling operations. The Gardner's Point and Pioneer Mines are located outside this district and management has been evaluating alternatives to placing them into current production. The Esparanza Gold Project is located in Southeastern Honduras. The VOCAR S.A.R.L. mining permits are located in the Central African Republic. Current developments and commitments related to certain properties follow:

                                      F-19

Reverse Merger between Brushcreek Mining & Development Company and J.A.B.

International, Inc.
-------------------

On April 14, 1999 the Company completed a merger whereby it obtained two properties. The company obtained a Central African Republic registered company named VOCAR S.A.R.L. which holds a the permits to a mining concession located in the Southeastern section of the country. This company was formed in 1987 by Robert Hendry, Esq. And Harold McQuire in 1994 and purchased by the Company in 1994. The permits for the mining property were granted in November of 1995 and are in VOCAR S.A.R.L. and the Company's name. The permits require a maintenance fee of $5,000 every 5 years, of which no fees are outstanding. The permits require that the Company pay an import tax on mining equipment of various amounts and an export tax on minerals at 8.25% of the value in the Central African Republic. The mining area is 3,500 square kilometers in size with one major river with tributaries. The Company has initiated test pits to determine the recoverability of diamonds and gold. A full geological and engineering report is planned.

In addition to this property, the Company acquired the "Esperanza Gold Project" from the Esperanza Mining Company in 1997. 80% of the Esperanza Mining Company was purchased with 50,000 common shares of the Company's stock and an agreement to pay a 3% net smelter royalty. Through additional agreements, the Company has issued an additional 100,000 common shares of the Company's stock. The mining company was formed in the US by 3 Honduran natives who owned the property. The property is roughly 49,000 acres located in the North Central part of Honduras. Only minor exploration has taken place to date. A full geological and engineering report is planed. The Honduran Government changed the mining laws during the year 2000 whereby the Company had its law firm in Tegucigalpa file papers with the bureau of mines to keep current. The Company is responsible for filing a Mining Plan of Operations with the Government in order stay in compliance with the new law.


NOTE  6  -  DEMAND NOTE PAYABLE AND LINES OF CREDIT
            --------------------------------------------

The Company had a demand note payable in the amount of $57,017 with no interest that was converted to 174,209 common shares of stock during fiscal 2000. The amounts were loaned during fiscal year 1999.

No unused lines of credit exist.

NOTE  7  -  INCOME TAXES
            -------------

At June 30, 2000, the Company had available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire between 2001 and 2020.

The Company has reported income tax losses of approximately $58,500,000 in prior years. In general, income tax losses are carried forward to future years to reduce future income taxes, however, the full amount of these losses is not available or has been reduced.

The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.


NOTE  8  -  SHAREHOLDERS' EQUITY
            --------------------

During fiscal 2000, the following major equity transaction occurred:

The Company undertook an S-8 registration for the issuance of 1,330,000 common shares with a value of $987,500 during the first quarter of the year. The shares issued were used to reduce accrued consulting expenses incurred during fiscal year 1999.

The Company also issued 174,209 common shares with a value of $57,017 to convert a demand note payable to common stock.

The Company sold 465,791 shares of common stock for $152,449 in cash during the fiscal year 2000.

During fiscal 1999, the following major equity transactions occurred:

On March 1, 1999 the Company issued 3,730,861 common shares valued at $894,287 to Jefferson Adams Bootes for services as a Director of the Company. After the issuance there were 9,235,040 shares issued and outstanding.

The Company offered a 1 for 12 reverse stock split on April 13, 1999 leaving 869,455 common shares issued and outstanding..

In an exchange of 3,580,000 common shares of the Company's stock on April 14, 1999, the Company executed a tax free reverse merger with a Florida corporation by the name of J.A.B. International, Inc. The merger was accounted for under the purchase method. The transaction was valued at the Company's par value. When a proper reserve study is completed of the acquired assets, the transaction will be revalued in accordance with industry standards. The assets transferred included VOCAR S.A.R.L., a company which holds permits to a mining concession located in the Southeastern section of the Central African Republic, and the Esperanza Gold Project, a 49,000 acre placer gold mine in Southeastern Honduras. At the time of merger the Company changed its name from Brush Creek Mining and Development Company, Inc. to J.A.B. International, Inc. The Florida corporation was then disolved leaving J.A.B. International, Inc., a Nevada corporation, the surviving company. After this merger, the Company had 4,449,455 shares issued and outstanding.

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

In March and May 1990, the Company issued 23,500 shares of Common Stock in exchange for legal services valued at $72,500.(*)

(*) For each issuance involving noncash consideration, the Company recorded the fair market value of the shares issued as the consideration received.

NOTE  9  -  STOCK OPTIONS AND WARRANTS
            --------------------------

Upon the merger that occurred on April 14, 1999, the Company cancelled all of its existing stock option agreements.


NOTE  10  -  COMMITMENTS AND CONTINGENCIES
             -----------------------------

Compensation Agreement:

During March of 1999, the Company entered into a 5 year compensation agreement compensation agreement with Jefferson Adams Bootes, the President and CEO of the Company, whereby he is to receive compensation of $25,000 per month for his duties as President and CEO.

Changes in management:

Recent changes in management, as noted in footnote 18, have led to the contingency that all transaction and liabilities may not have been recorded in the Company's accounting records during fiscal year 1999. With the uncertainty of the Company's cash flows, the Company's management chose to satisfy liabilities that may or may not have been recorded with the bartering of company assets such as equipment. In addition, assets such as equipment have been claimed by lessors of property in which the Company is in default.

The Company's management has inspected the mining locations for property and has written-off as an abandonment loss any assets not observed. In addition the Company's management has decided to leave accounts payable amount as being due if satisfaction has not been recorded in the Company's accounting records. At such time that the Company has funds to research these amounts as having been satisfied and possibly additional amounts due, the Company will determine the materiality of these amounts in order to determine if a prior period adjustment should be recorded and revised statements issued.

Contingencies:

The Company is currently in default of its lease payments on mining properties and the property taxes on these leases. The Company has also had judgements filed against it which have been accrued at $4,951,229. The Company may have additional suits brought against it in the future. Currently the Company is negotiating settlements, however, there is no assurance as to whether the Company will be successful in these negotiations.

Judgements whereby a settlement agreement has been agreed to have been recorded at the minimum amount due. The additional judgement liability that the Company would record if a settlement was not in place is $5,850,000.

The Company holds no leases for office space. The Company is currently accruing expense reimbursements for the Company president to retain all records for the Company.

The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are not in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The Company cannot predict such future expenditures.

The Company contracted with an outside consultant to develop a cost estimate for future reclamation costs on the Gardner's Point Mine. This estimate was developed pursuant to SMARA guidelines and required for submission to the lead agency and the Department of Conservation as the Company develops a plan for future mining at this site. Future reclamation costs are estimated to be $380,000. Additional bonding for reclamation will be required subsequent to final approval estimated to be completed in May of 1998. As of this balance sheet date, a contingent liability for the amount of the new estimate which exceeds the liability accrued in prior years was not included in the Company's financial statements. Consistent with the Company's policy, as discussed in Note 1, reclamation costs are accrued over the life of the mine using the units-of-production method. Once the mine enters the production stage, should the end of the mine's production life become imminent, the entire estimated liability would be expensed.

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

NOTE  11  -  LEGAL PROCEEDINGS
             -----------------

The Royal Bank Action.
---------------------

          On December 13, 1995, the Company entered into an agreement (the "Royal Bank Agreement") to settle an action commenced by the Royal Bank of Scotland, et al. by delivering to the plaintiffs (the "Royal Bank Plaintiffs") 216,667 shares of the Company's Common Stock and cash in the amount of $241,000. The Company also assigned to the Royal Bank Plaintiffs a portion of its interest in any total recovery from claims against the law firm formerly known as Bartel, Eng, Miller & Torngren, the Company's formal legal counsel ("Bartel, Eng"). On December 13, 1996, the Company was further required to deliver to each of the Royal Bank Plaintiffs, at his or her option, additional shares of the Company's common stock or additional cash. The number of shares of Common Stock or the amount of cash each Royal Bank Plaintiff was entitled to receive was based on the amount of his or her pro rata interest in amounts paid by the Company pursuant to the Royal Bank Agreement. If all Royal Bank Plaintiffs elected to receive Common Stock, then the Company would have been required to issue and deliver a maximum of 300,000 shares in the aggregate and if all Royal Bank Plaintiffs elected to receive cash, then the Company would have been required to deliver cash in the maximum aggregate amount of $600,000.

          Prior to December 13, 1996, the Royal Bank Plaintiffs elected to receive $600,000 in cash under the terms of the Royal Bank Agreement. On or about December 17, 1996, the Company received notice from the Royal Bank Plaintiffs that the Company was in default of its obligation to pay them $600,000 on December 13, 1996. Under the Royal Bank Agreement, such default caused the Company to incur an immediate $3.25 million debt to the Royal Bank Plaintiffs.

          Subsequently, in January 1997, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") with the Royal Bank Plaintiffs which provided that notwithstanding the $3.25 million obligation, the Royal Bank Plaintiffs agreed to forbear from exercising their rights and remedies against the Company provided the Company made a payment of $629,100 on or before March 20, 1997 and a payment of $175,000 on or before July 1, 1997. The Company had the option to postpone the second payment ($175,000) by delivering written notice to the Royal Bank Plaintiffs no later than June 25, 1997, whereupon the second payment was to have been paid no later than December 15, 1997 and the amount was to be increased to $250,000. The Company also agreed to reimburse the Royal Bank Plaintiffs for their attorneys' fees and costs. Thereafter, the Royal Bank Plaintiffs agreed to extend the time period for paying the $629,100 to them until May 15, 1997. In addition, the second payment was increased to $225,000 payable on July 1, 1997 subject to postponement until December 15, 1997, in which event the amount was to be increased to $300,000. The amount, which was due May 15, 1997, was not paid by such date. However, effective on June 2, 1997, the Company entered into an Amendment No. 2 to the Forbearance Agreement ("Amendment No. 2") which, among other things, provided that the Royal Bank

Plaintiffs would continue to forbear from exercising their rights and remedies under the Royal Bank Agreement and related Forbearance Agreement, provided the Company performed the following: (a) paid $896,000 in eight installments of $112,000 each on May 31, July 31, September 30 and November 30, 1997 and January 31, March 31, May 31 and July 31, 1998 (the "Periodic Payments"), (b) paid $250,000 on or before September 30, 1998, (c) made payments of $25,000 within five business days after any closing(s) since March 20, 1997 of any single or series of sale-leaseback transaction(s) in which the Company received in the aggregate of at least $65,000 in proceeds, and (d) made a final payment on or before September 30, 1998 of the Judgment Amount (as defined in the Forbearance Agreement) less the aggregate amount of the Periodic Payments previously paid; provided, however, that if the Company timely performed its obligations under its settlement documents with the Plaintiffs and either (i) Plaintiffs received all of the Periodic Payments, or (ii) the Company made one final payment in an amount set forth in Amendment No. 2 which amount ranged from $950,000 if such final payment was paid on or before May 31, 1997 to $350,000 if such final payment was paid after May 31, 1998 and on or before July 31, 1998 (and assuming all Periodic Payments coming due prior to the final payment were made), in such event the Plaintiffs agreed to waive the enforceability of the Judgment Amount against the Company and the Company would not be required to make any further payments.

          The Company also agreed to issue 433,334 shares (the "Forbearance Agreement Shares") of its Common Stock to the Royal Bank Plaintiffs and agreed to register such shares for resale pursuant to a Registration Statement to be filed with the Securities and Exchange Commission. Also, the Company agreed to issue to the Plaintiffs, from time to time until the payments referred to above have been completed, .025 shares of its Common Stock for each share issued in excess of 24,000,000 of the Company's outstanding shares. Amendment No. 2 also provided that the Company reimburse Plaintiffs for attorneys' fees and costs incurred in connection with the preparation and negotiation of Amendment No. 2.

          In fiscal 1999, the Company again amended the Forbearance Agreement to provide for payment to Royal bank of $200,000 and 75,000 shares of the Company's Common Stock ("Amendment No. 3").

          Effective on March 17, 1999, the Company entered into an Amendment No. 4 to the Forbearance Agreement ("Amendment No. 4") which, among other things, provides that the Royal Bank Plaintiffs would continue to forbear from exercising their rights and remedies under the Royal Bank Agreement and related Forbearance Agreement, provided the Company performed the following: (a) on or before April 16, 1999 paid $200,000 of the Judgment Amount (as defined in the Forbearance Agreement). The Company also agreed to issue to the plaintiffs an aggregate of 319,500 shares of the Company's common stock ("Additional Forbearance Shares") pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The Company agreed to register these shares with the Securities and Exchange Commission on Form S-3 no later than December 31, 1999. The plaintiffs and the Company executed mutual releases, with the release in favor of the Company to be effective upon the Company's performance of all of its obligations under Amendment No. 4 and the other settlement documents.

          The Company's obligations under the Royal Bank Agreement are secured by (1) a deed of trust on all real property and patented and un-patented mineral claims owned by the Company; (2) a first priority security interest in all of the Company's right, title and interest in and to any and all goods, products, yield, receivables, inventory (including any gold from any mines), any and all exploration and drilling information, data, maps, reports or surveys, and any and all income and proceeds derived from the Company's mining operations on property which the Company presently or subsequently owns or leases; (3) a first-priority security interest in the Company's right, title and interest in and to any total recovery by the Company on the claims against Bartel, Eng; and
(4) a stipulated judgment in the amount of $3,250,000.

          In fiscal 1996, the Company registered the 1,616,667 shares of Common Stock to be issued and delivered pursuant to the Zuri Agreement the Royal Bank Agreement, which included the 300,000 additional shares that may have been issued pursuant to the Royal Bank Agreement as described above. This number does not include the Forbearance Agreement Shares or the Additional Forbearance Shares (as described above).

The Anderson Matter.
-------------------

          The Company was plaintiff in the matter of Brush Creek Mining and Development Co., Inc. v. Anderson, et al., United States District Court, Northern District of California, case no. C94-3487 CAL, filed on September 24, 1994. The action was against former officers and directors of the Company and others for violations of federal and state securities laws and common law torts. On April 3, 1998, the Company's counsel, the Hinton & Alfert firm, withdrew as counsel of record. Upon the Company's failure to obtain new counsel as directed by the Court, the action was dismissed with prejudice on May 15, 1998. Following entry of judgment of dismissal, two of the defendants moved as purported prevailing parties for an award of attorney's fees and costs incurred in defending against the Company's claims. The defendants sought by their motion to recover $63,782.14. On August 21, 1998, the Court denied the defendants' motion. The Company is not actively pursuing this matter.

The Volcanic Matter.
-------------------

          On August 12, 1998, Volcanic Resources, LLC filed a complaint against the Company, its past CEO and Chairman of the Board, and two of its directors. On September 16, 1998, Plaintiff filed its First Amended Complaint alleging breach of contract and breach of express warranties against the Company only and alleging fraud, negligent misrepresentation, rescission, constructive trust, declaratory relief and violation of Business and Professions Code section 17200 against all defendants. The underlying contract giving rise to this suit involves a written Exploration, Development and Mine Operating Agreement entered into November 20, 1997 between Sterling Mining, LLC and the Company. Sterling

Mining, LLC assigned its rights under the Exploration, Development and Mine Operating Agreement to Plaintiff. In accordance therewith, the individual defendants filed three preliminary "motions": (1) Motion to Change Venue; (2) Demurrer; and (3) Petition to Compel Arbitration.

The Shareholder Suit.
---------------------

          In August 1999, Paul Body and other shareholders of the Company filed a complaint against the Company, its past CEO and Chairman of the Board and three of its directors, alleging fraudulent misrepresentations, breach of contract, breach of express and implied contractual obligations, defamation. The plaintiffs purchased shares of common stock in a private offering and allege that the defendants fraudulently misrepresented the financial condition and business prospects of the Company. The defendants also allege that the Company did not register the common stock purchased as it agreed to as part of the private placements. Certain plaintiffs also allege that they were obstructed in their efforts to sell certain of their shares of common stock. With respect to the defamation allegations, the plaintiffs allege that the former chairman of the Company posted publicly on the Internet defamatory statements regarding the plaintiffs and that the Company has never withdrawn or recanted such statements.

Other Matters.
-------------

          In fiscal 1996 and 1997, the Company was requested pursuant to a non-public informal inquiry by the staff of the Securities and Exchange Commission ("Commission"), to provide information to the Commission regarding the Company's financing activities in reliance upon Regulation S under the Securities Act. The Commission advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person. No charges were filed as a result of the inquiry.

          On February 8, 1996, the Company filed a complaint against F. James Anderson and Simone Anderson in Superior Court of the State of California, in and for the County of Sacramento, Case No. 96AS 00513 (the "Sacramento Action"). The complaint seeks (a) judicial determination and declarations that the Company
(1) has no further obligations to advance defense fees and costs incurred by the Andersons in connection with other settled litigation involving Zuri Invest, including on the Andersons' appeal of that judgment (which fees and costs the Company agreed to pay pursuant to a settlement in a previously resolved matter);
(2) is entitled to recoup defense fees and costs allocable to the Andersons' defense of claims in the Zuri Invest matter for which they were found liable;
(3) is not required to indemnify the Andersons for their liability in the Zuri Invest litigation; (4) has no duty or obligation to the Andersons to account for, replenish, and/or return monies to or pay interest on the $200,000 provided by the Andersons as partial indemnification to the Company in connection with the Royal Bank litigation; and (5) is entitled to have all amounts returned to the Company from the $200,000 which were disbursed for the purposes other than to indemnify the Company such that the Company receives the full net benefit of the $200,000, and (b) equitable indemnification to collect from the Andersons their proportionate share of the judgment in the Zuri Invest litigation.

          On April 4, 1996, the Company was served with the Andersons' answer to the Sacramento Action and they're cross-complaint against the Company. The answer generally denied the allegations of the Company's complaint and asserted various affirmative defenses. The cross-complaint seeks judicial determination and declarations that the Company (1) is obligated to advance the Andersons' defense costs (including costs of appeal) in the Zuri litigation and defense costs in the Federal Action and (2) is obligated to indemnify them from the judgment in the Zuri Invest litigation and any judgment that might be rendered against them in the Federal Action.

          Also, on April 4, 1996, the Company was served with a motion by the Andersons for summary adjudication of two of their cross claims which would have forced the Company to advance the Andersons' defense cost in the Zuri litigation and the Federal Action. On May 3, 1996, the Andersons' motion was heard by the superior court and denied. The Company answered the Andersons' cross complaint on May 6, 1996 generally denying the allegations and asserting various defenses. [Although the Company has not done so to date, the Company may attempt to amend its original complaint to assert an additional claim to hold the Andersons liable for the entire amount of the Royal Bank of Scotland settlement.

          The Company is a party to other various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the business or financial position of the Company.

1. Ruby Development - Judgment for $1,250,000, default for breech of contact associated with lease of the mine. The Company was not properly served and will ask the court to set aside the judgment.

2. Kate Hardy / Omega - Judgment for $401,606.46

3. Rising Sun - Judgment for $250,000

4. Jean Gasperoni - Judgment for $105,000, filed suit for commission on funding that the company did not receive. The company is currently appealing the judgment.

5. ACP-Laurich - Judgment for $50,000, Default judgment for lease on office space that the company never occupied. The company is currently planning to appeal.

6. Robert Half Inter. - Judgment for $21,481.79, dated 3/23/99, we have no idea who they are.

7. Western Capital Group for $300,000, Financial Public Relations firm in Aurora, Co. had a consulting agreement with Brush Creek from May 1, 1998 through October 1, 1998. Award by Arbitrator on Dec. 30, 1998 of $209,211.00 Plus costs of $2,323.50 and interest of 8% per month from Aug. 1, 1998.

The company plans to appeal all above-mentioned suits through the law office of Pillsbury, Madison & Sutro, LLP.


NOTE  12  -  SEGMENT INFORMATION
             -------------------

The Company's activities have been devoted to the acquisition, development, and production of mineral properties. Accordingly, the Company is considered to be in a single line of business. To date, substantially all of the Company's identifiable assets and operating expenditures are in the United States, Southeastern Honduras and Africa.

NOTE  13  -  CHANGES IN MANAGEMENT
             ------------------

On April 14, 1999, in connection with the Company's merger, the Company accepted as President and CEO Jefferson Adams Bootes, replacing Larry Stocket.

On November 16, 1998, Brush Creek Mining and Development Inc. received the resignation of its chief executive officer (C.E.O.), James Chapin. Brush Creek has accepted the proposal submitted by Mr. Larry Stockett, President of U.S. Cement Company and the Board appointed him as the new President and C.E.O. Mr. Stockett had accepted these positions without compensation until the company reaches its first quarterly after tax profit. Upon resolution of Brush Creek's current legal and financial problems, Mr. Stockett had agreed to transfer his 51% ownership in U.S. Cement Company to Brush Creek. In return, Mr. Stockett would receive restricted shares of stock of Brush Creek at a price of $5 per share for the audited book value of U.S. Cement. In addition, Mr. Stockett would receive one million shares of Brush Creek restricted stock if the BCMDE shares achieve a $5 per share closing price for 10 consecutive days. The above transfers of shares in either company did not take place.

The above changes in management and additional changes in employees have led to certain complication that were created with the transfers of the Company's records. There remains a contingency that all transactions and liabilities may have not been recorded.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors
--------------------------------

          The table below sets forth the names of the executive officers and directors of the Company, and certain information concerning them:

          Name                    Age                 Position
          ----                    ---                 ---------

          Jefferson A. Bootes      42       Chairman, Chief Executive Officer

          Samuel P. Martin         53       Secretary and Director

          Stephen H. Durland       42       Chief Financial Officer and Director

          Peter Howe               66       Director


Officers and Employee Directors
-------------------------------

          Jefferson A. Bootes - Chairman, Chief Executive Officer, and a Director. Mr. Bootes was appointed as President and Secretary of the Company effective March 1, 1999. In 1992, Mr. Bootes founded J.A.B. International Trading Co., the Florida Corporation that was merged into the Company in April 1999.

Non-Employee Directors
----------------------

          Stephen H. Durland - Chief Financial Officer and Director. Mr. Durland is a certified public accountant.

          Samuel P. Martin - Secretary and Director. Dr. Martin has been a Director of the Company since July 1999. Dr. Martin completed his undergraduate work at Yale University and obtained his M.D. degree from Duke University, College of Medicine in Durham, North Carolina, in 1972. Dr. Martin is a member of the teaching staff at Orlando Regional Medical Center and has been practicing medicine as a vascular and general surgeon in Orlando, Florida, since 1978. From 1973 to 1977 Dr. Martin completed his residency training at New York Hospital - Cornell. From 1977 to 1978, he was a Peripheral Vascular Surgeon at the Alton Ochsner Foundation. He is a member of the Orange County Medical Society, Orlando, Florida, Florida Medical Associate, American Medical Associate, Florida Society of General Surgery, The Southern Association of Vascular Surgery, and the International Society of Cardiovascular Surgery.

          Peter Howe - Director. Mr. Howe has been a Director of the Company since July 1999. Mr. Howe graduated from the Royal School of Mines in 1949 with a B.S. in Mining Engineering from the University of London, England, and a diploma from the Royal School of Mines. In 1957, he was registered as a Professional Engineer in the Province of Ontario, Canada. Mr. Howe commenced a consulting practice concentrating mainly on exploration for minerals. In 1965, he founded the firm of A.C.A. Howe International, Ltd., which has gained an international reputation having operated offices in Canada, United Kingdom, South Africa, Australia, Indonesia, U.S.A., and Chile. Mr. Howe currently serves as Chairman and director of Diadem Resources, Ltd., and President and Director of Ateba Mines, Inc., with diamond exploration in Africa, NWT, Canada,
California, U.S.A., plus phosphate recovery in Florida, and President and Director of Wascco Resources, Inc., with gold deposits in Indonesia.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's executive officers, directors, and affiliates to file initial reports of ownership and reports of changes of ownership of the Company's Common Stock with the Securities and Exchange Commission. These executive officers, directors, and affiliates are required to furnish the Company with copies of all
Section 16(a) forms that they file. Based solely on the Company's review of Securities and Exchange Commission Forms 3, 4, and 5 submitted to the Company and written representations from these officers, directors, and affiliates that no other reports were required, the Company reports that the following forms were filed late or not at all for the 1999 fiscal year:


Item 10.  Executive Compensation.
---------------------------------

          The following summary compensation table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended June 30, 2000, 1999, and 1998, of the person who was, at June 30, 2000, the chief executive officer of the Company. No other person had an annual base salary and bonus compensation that was in excess of $100,000.

                                            Fiscal
         Name and Principal Position         Year        Salary         Bonus
         ---------------------------                     ------         -----
         Jefferson A. Bootes,                1999          -0-           -0-
         CEO and President                   and
                                             2000
         James  S.  Chapin,                  1998        $110,000     $50,000(2)
         Chief  Executive  Officer,
         Chief Financial Officer,
         Chairman of the Board and Director




          The following table sets forth a summary of the non-cash compensation awarded in the form of Common Stock or stock options granted to the Officers and Directors of the Company for the fiscal year ended June 30, 2000:

          Name                        Number       % of Total
                                     of shares      Options
                                     of Common     Granted to
                                      Stock         Employees    Exercise Price per     Expiration
                                      -----         in Fiscal         Share                Date
                                                      year            -----                ----
                                                      ----
          Jefferson A. Bootes, CEO

                                       -0-             -0-


                                                25

Stock Option Plans
------------------

          The Company has no stock option plans and prior plans have been cancelled effective April 14, 1999, date of merger with J.A.B. International Trading Co.

Pension Plans
-------------

          The Company does not have any pension plan available to its executive officers.

Compensation of Directors
-------------------------

          The non-employee, independent Directors of the Company are entitled to compensation at a rate of $1,500 per month for their services. During the fiscal year ended June 30, 2000, however, no fees were paid to Directors. Certain expenses incurred in connection with such services, including travel to meetings, also may be reimbursed. In addition the Board has awarded options to acquire Common Stock of the Company to directors in recognition of services. Directors are not paid fees for their services but they are reimbursed for expenses of attending board meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth as of April 3, 2001 the beneficial ownership of the Company's Common Stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group. Percentage ownership assumes all vested options are fully exercised.



 Name and Address of       Shares of Common
  Beneficial Owner            Stock Owned          Options     Percent Owned
  ----------------            -----------          -------     -------------


Jefferson A. Bootes            2,960,582              0            100%
1013 Fairway Drive
Winter Park, FL  32792

All Officer and Directors     12,100,000              0            100%
as a Group                    ==========              =            ====


(1) Includes share held by spouse.

Item 12.  Certain Relationships and Related Transactions.

Change in Management
--------------------

          On November 16, 1998, the Company received the resignation of its chief executive officer (C.E.O.), James Chapin. The Company accepted a proposal submitted by Mr. Larry Stockett, President of U.S. Cement Company and the Board appointed him as the new President and C.E.O. Mr. Stockett agreed to accept these positions without payment of compensation until the Company reaches its first quarterly after tax profit. Upon affecting a resolution of the Company's current legal and financial problems, Mr. Stockett agreed to transfer his 51% ownership in U.S. Cement Company to the Company. In return, the Company agreed to issue Mr. Stockett restricted share of stock of the Company at a price of $5 per share for the audited book value of U.S. Cement. In addition, the Company agreed to issue to Mr. Stockett one million shares of the Company`s restricted stock if the Common Stock achieve a $5 per share closing price for 10 consecutive days. Mr. Stockett resigned on March 1, 1999.

Change in Control
-----------------

          On March 1, 1999, the Company issued to Jefferson A. Bootes a total of 3,730,861 shares of the Company's Common Stock. Mr. Bootes also was appointed President and Secretary of the Company on that date.

Merger
------

          Effective on April 14, 1999, J.A.B. International Trading Co., a Florida corporation ("JAB"), merged with the Company (the "Merger"), with the Company as the corporation surviving the Merger. As part of the Merger, the Company's name was changed to J.A.B. International, Inc. Pursuant to the Merger, each share of common stock of JAB outstanding immediately prior to the Merger was converted into the right to receive one (1) newly issued share of Common Stock of the Company. Jefferson A. Bootes owned 2,739,750 shares of common stock in JAB that were converted into 2,739,750 additional shares of Common Stock in the Company pursuant to the Merger. Mr. Bootes now directly controls the Company.

          Except as described above, there are currently no proposed transactions between the Company, its officers, directors, shareholders, and affiliates. Conflicts of interest could arise in the negotiation of the terms of any transaction between the Company and its shareholders, officers, directors, or affiliates. The Company has no plans or arrangements, including the hiring of an independent third party, for the resolution of disputes between the Company and such persons, if they arise. The Company and its shareholders could be adversely affected should such individuals choose to place their own interests before those of the Company. No assurance can be given that conflicts of interest will not cause the Company to lose potential opportunities, profits, or management attention. The Board of Directors of the Company has adopted a policy regarding transactions between the Company and any officer, director, or affiliate, including loan transactions, requiring that all such transactions be approved by a majority of the independent and disinterested members of the Board of Directors and that all such transactions be for a bona fide business purpose and be entered into on terms at least as favorable to the Company as could be obtained from unaffiliated independent third parties.

Item 13.  Exhibits and Reports on Form 8-K.

          (a)       Exhibits.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company for the fiscal year ended June 30, 2000.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAB INTERNATIONAL, INC.
(Registrant)


By:  /s/  Jefferson A. Bootes                              Date:  April 4, 2001
   --------------------------
          Jefferson A. Bootes, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
-------------------

By:  /s/  Jefferson A. Bootes                              Date:  April 4, 2001
   --------------------------
          Jefferson A. Bootes
          President and Director/Chairman
          (Principal Executive Officer)


By:  /s/  Stephen H. Durland                               Date:  April 4, 2001
   --------------------------
          Stephen H. Durland, CPA
          Chief Financial Officer and Director
          (Principal Financial Officer)


By:  /s/  Peter Howe                                       Date:  April 4, 2000
   --------------------------
          Peter Howe
          Director


By:  /s/  Samual P. Martin                                 Date:  April 4, 2000
   --------------------------
          Samuel P. Martin
          Director