Form 10KSB/A
period 2000-06-30
J A B INTERNATIONAL INC
filed 2001-04-12
CIK 715583

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


            Independent Auditors Report                                      F-1


                  Balance Sheet                                              F-2


                  Statements of Operations                                   F-3


            Statement of Stockholders' Equity                                F-4


                  Cash Flow Statements                                      F-11


                  Notes to the Financial Statements                         F-13

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


                                            /s/  Gately & Associates, LLC
                                                 Gately & Associates, LLC
                                                 Certified Public Accountants
                                                 Orlando, Florida
                                                 August 31, 2000

                                       J.A.B. INTERNATIONAL, INC.
                                     ( A Development Stage Company)

                                              BALANCE SHEET
                                           As of June 30, 2000

                                  ASSETS

CURRENT ASSETS
     Cash                                                                $       8,681
                                                                       ---------------

                      Total Current Assets                                       8,681     $        8,681


     Mineral Properties and Mining Equipment, Net                            3,841,255
                                                                       ---------------

                                                                             3,841,255          3,841,255

                      TOTAL ASSETS                                                           $  3,849,936
                                                                                        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURENT LIABILITIES

     Accounts payable and accrued liabilities                              $ 2,249,616
     Liability due to litigation                                             4,951,229
                                                                       ---------------

                      Total current liabilities                              7,200,845       $  7,200,845

SHAREHOLDERS' EQUITY

     Common stock - $.001 par value; authorized 10,000,000                  55,795,175
     shares; issued and outstanding,  6,419,455 shares
     Accumulated Deficit                                                  (11,260,214)
     Accumulated Deficit during the Development Stage                     (47,885,870)
                                                                       ---------------

                      Total shareholders' equity                           (3,350,909)        (3,350,909)
                                                                                        -----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                                   $  3,849,936
                                                                                        =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2000

                                                                                                   Period from
                                                                                                   July 1, 1989
                                                                                                      Through
                                                                     2000             1999         June 30, 2000
                                                               ---------------- ---------------- -----------------
REVENUES

       Sale of Joint Venture                                    $             - $              - $       4,232,000
       Other Income - Logging                                            32,635                -           193,780
       Interest                                                           8,949           12,123           210,591
                                                               ---------------- ---------------- -----------------

       TOTAL REVENUES                                                    41,584           12,123         4,636,371
                                                               ---------------- ---------------- -----------------

 EXPENSES

       General and Administrative                                       660,231        2,616,536        20,987,899
       General Mining and Exploration                                         -           81,621        13,622,893
       Impairment of Development Costs                                        -                -         5,393,115
       Loss on Lease & Equipment Abandonments                                 -        1,194,306         1,586,623
       Depreciation and Amortization                                          -                -         1,686,693
       (Gain) Loss on Sale of Mining Equipment                                -                -           171,174
       Interest Expense                                                       -                -           498,494
       Loss from Litigation & Settlement                                      -        4,587,729         8,728,761
                                                               ---------------- ---------------- -----------------

       TOTAL EXPENSES                                                   660,231        8,480,192        52,675,652
       --------------
                                                               ---------------- ---------------- -----------------

       Loss Before Extra-ordinary Item                                 (618,647)      (8,468,069)      (48,039,281)
       Extra-ordinary Item, Net Gain from Debt
       Extinguishment, Net of Tax                                             -                -           144,462
                                                               ---------------- ---------------- -----------------

NET INCOME (LOSS)                                                      (618,647)      (8,468,069)      (47,894,819)
-----------------
                                                               ================ ================ =================

NET LOSS PER COMMON SHARE                                                 (0.11)           (2.39)
-------------------------
                                                               ================ ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            5,766,955        3,104,437
------------------------------------------
                                                               ================ ================

(Note: weighted averages are adjusted for reverse stock split during 1999)


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2000

                                                          COMMON STOCK
                                                 -------------------------------                    Accumulated
                                                                                                       Deficit
                                                     Number                                          During the
                                                       of                          Accumulated       Development
                                                     Shares          Amount          Deficit            Stage            Total
                                                 -------------- ---------------- ---------------- ----------------- --------------

Balance, June 30, 1989                                  123,304       12,318,877     (11,260,214)               -      1,058,663

Issuance of stock for options on mining
properties                                                1,567          117,500               -                 -       117,500
Sales of stock in private placement, net
of offering costs                                        15,000          434,000               -                 -       434,000
Issuance of stock for services                            2,350           72,500               -                 -        72,500
Sale of stock in private placement, net of
offering costs                                           13,173          828,110               -                 -       828,110
Issuance of units for debt to affiliates                  7,376          553,242               -                 -       553,242
Net Loss                                                      -                -               -          (768,436)     (768,436)
                                                 -------------- ---------------- ---------------- ----------------- --------------

Balance, June 30, 1990                                  162,770       14,324,229     (11,260,214)         (768,436)     2,295,579





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2000

                                                                  COMMON STOCK
                                                            -----------------------                 Accumulated
                                                                                                      Deficit
                                                             Number                                  During the
                                                               of                    Accumulated    Development
                                                             Shares      Amount        Deficit         Stage          Total
                                                            ----------- -----------  -------------  --------------  -----------

Balance, June 30, 1990                                          162,770  14,324,229  (11,260,214)       (768,436)     2,295,579


Issuance of stock for options on mining properties               15,474   2,283,020            -               -      2,283,020

Sales of stock in private placement, net of offering costs       14,161     910,840            -               -        910,840
Exercise of Warrants                                                333      35,000            -               -         35,000
Issuance of stock for debt                                        6,412   1,097,258            -               -      1,097,258
Issuance of stock for services                                      515     114,560                                     114,560
Cancellation of units from CSGM                                  (7,377)          -            -               -              -
Issuance of shares to CSGM                                       12,000           -            -               -              -
Issuance of stock for litigation settlement                       3,334     875,000            -               -        875,000

Net Loss                                                              -           -            -      (2,558,381)
                                                                                                                     (2,558,381)
                                                            ----------- -----------  -------------  --------------  -----------

Balance, June 30, 1991                                          207,622  19,639,907  (11,260,214)     (3,326,817)    5,052,876




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2000

                                                          COMMON STOCK
                                                    ------------------------                      Accumulated
                                                                                                    Deficit
                                                     Number                                        During the
                                                       of                       Accumulated       Development
                                                     Shares       Amount          Deficit            Stage             Total
                                                    -----------  -----------   --------------  ----------------  ----------------
                                                        207,622   19,639,907      (11,260,214)        (3,326,817)     5,052,876
Balance, June 30, 1991

Issuance of stock for options on mining properties       19,578      564,899                -                  -        564,899

Sales of stock in private placement,                     14,210    2,298,451                -                  -      2,298,451
   net of offering costs                                 12,483    1,250,750                -                  -      1,250,750
Exercise of warrants and options                         18,458    1,818,102                -                  -      1,818,102
Issuance of stock for services                            2,444      336,617                -                  -        336,617
Issuance of stock for debt                                8,800      748,750                -                  -        748,750
Issuance of shares to CSGM                                    -      312,805                -                  -        312,805
Capital contributions

Net Loss                                                      -            -                -         (3,178,878)    (3,178,878)
                                                    -----------  -----------   --------------  ----------------  ----------------

                                                        283,595   26,970,281      (11,260,214)        (6,505,695)     9,204,372
Balance, June 30, 1992



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2000

                                                          COMMON STOCK
                                                    ------------------------                      Accumulated
                                                                                                    Deficit
                                                     Number                                        During the
                                                       of                       Accumulated       Development
                                                     Shares       Amount          Deficit            Stage             Total
                                                    -----------  -----------   --------------  ----------------  ----------------
                                                       283,595    26,970,281      (11,260,214)     (6,505,695)       9,204,372
Balance, June 30, 1992

Issuance of stock for options                            3,729       255,238                -               -          255,238
   on mining properties                                  1,066        80,000                -               -           80,000
Sale of stock in private placement,                      9,540       707,105                -               -          707,105
Exercise of warrants and options                         3,334       250,000                -               -          250,000
Exchange of options for debt, CSGM                      18,319     1,616,659                -               -        1,616,659
Issuance of stock for services                          10,514       713,494                -               -          713,494
Issuance of stock for debt                              10,026       500,285                -               -          500,285
Issuance of shares for CSGM                             53,940       (84,176)               -               -          (84,176)
Issuance of stock for acquisition of Trans-Russian           -             -                -      (3,420,220)
                                                                                                                    (3,420,220)
                                                    ----------  ------------   ---------------  --------------  --------------

Net Loss
                                                       394,063    31,008,886      (11,260,214)     (9,925,915)       9,822,757
Balance, June 30, 1993




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2000

                                                          COMMON STOCK
                                                    ------------------------                      Accumulated
                                                                                                    Deficit
                                                     Number                                        During the
                                                       of                       Accumulated       Development
                                                     Shares       Amount          Deficit            Stage          Total
                                                    -----------  -----------   --------------  ---------------- ----------------

Balance, June 30, 1993                                  394,063    31,008,886     (11,260,214)       (9,925,915)      9,822,757

Sale of stock                                             8,248       241,139               -                 -         241,139
Exercise of warrants and options                          5,832       608,925               -                 -         608,925
Issuance of stock for services                           21,510       938,159               -                 -         938,159

Net income                                                    -             -               -           136,625         136,625
                                                    -----------  ------------  --------------  ---------------- ----------------

Balance as of June 30, 1994                             429,653    32,797,109     (11,260,214)       (9,789,290)     11,747,605

Sale of stock                                           256,667     3,696,457               -                 -       3,696,457

Net Loss                                                      -             -               -        (4,671,396)     (4,671,396)
                                                    -----------  ------------  --------------  ---------------- ----------------

Balance as of June 30, 1995                             686,320    36,493,566     (11,260,214)      (14,460,686)     10,772,666

Sale of stock                                           678,350     6,875,416               -                 -       6,875,416

Issuance of stock for  partial settlement of Royal
Bank agreement                                           21,667       223,436               -                 -         223,436

Compensation recognized on stock options granted
                                                              -       160,021               -                 -         160,021

Issuance of stock, held in trust  for                         -             -               -                 -               -
   partial settlement of Zuri Invest                    110,000             -               -                 -               -
   litigation                                                 -             -               -        (9,270,102)     (9,270,102)
                                                    -----------  ------------  --------------  ---------------- ----------------
Net loss
                                                      1,496,337    43,752,439     (11,260,214)      (23,730,788)      8,761,437
Balance, June 30, 1996



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2000

                                                          COMMON STOCK
                                                    ------------------------                      Accumulated
                                                                                                    Deficit
                                                     Number                                        During the
                                                       of                       Accumulated       Development
                                                     Shares       Amount          Deficit            Stage          Total
                                                    -----------  -----------   --------------  ----------------  ----------------
Balance, June 30, 1996                                1,496,337   43,752,439      (11,260,214)      (23,730,788)      8,761,437

Sale of stock                                         1,638,711    2,111,101                -                 -       2,111,101
Issuance of stock for                                         -            -                -                 -
   new California Placer mine.                            2,000        5,200                -                 -           5,200
Zuri Invest litigation Settlement                             -    1,200,000                -                 -       1,200,000
Compensation recognized on
   stock options granted                                      -       24,000                -                 -          24,000

Net Loss                                                      -            -                -        (9,681,535)     (9,681,535)
                                                    -----------  -----------   --------------  ----------------  ----------------

Balance, June 30, 1997                                3,137,048   47,092,740      (11,260,214)      (33,412,323)      2,420,203

Sale of stock                                         2,367,131    3,697,585                -                 -       3,697,585
Issuance of common stock subscribed                           -    2,673,600                -                 -       2,673,600
Zuri Invest litigation Settlement                             -      179,400                -                 -         179,400

Net loss                                                      -            -                -        (5,386,831)     (5,386,831)
                                                    -----------  -----------   --------------  ----------------  ----------------

Balance, June 30, 1998                                5,504,179   53,643,325      (11,260,214)      (38,799,154)      3,583,957



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)

                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2000

                                                          COMMON STOCK
                                                    ------------------------                      Accumulated
                                                                                                    Deficit
                                                     Number                                        During the
                                                       of                       Accumulated       Development
                                                     Shares       Amount          Deficit            Stage          Total
                                                    -----------  -----------   --------------  ----------------  ----------------

Balance, June 30, 1998                                5,504,179     53,643,325   (11,260,214)      (38,799,154)        3,583,957

Issuance of stock to Company Director                 3,730,861        894,287             -                 -           894,287
Reverse stock split, 1-for-12                        (8,365,585)             -             -                 -                 -
Issuance of stock persuant to merger                  3,580,000          3,580             -                 -             3,580
Stock issued for cash                                                   57,017                                            57,017

Net Loss                                                      -              -             -        (8,468,069)       (8,468,069)
                                                    -----------  ------------- --------------  ----------------  ----------------

Balance, June 30, 1999                                4,449,455     54,598,209   (11,260,214)      (47,267,223)       (3,929,228)

Stock issued for retirment of debt accrued for
services during prior year                            1,330,000        987,500                                           987,500
Stock issued to retire demand note                      174,209         57,017                                            57,017
Stock issued for cash                                   465,791        152,449                                           152,449

Net Loss                                                                                              (618,647)         (618,647)
                                                    -----------  ------------- --------------  ----------------  ----------------

Balance, June 30, 2000                                6,419,455     55,795,175   (11,260,214)      (47,885,870)       (3,350,909)
                                                    ===========  ============= ==============  ================  ================



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

                                                                                                       Period From
                                                                                                       July 1, 1989
                                                                                                         Through
CASH FLOWS FROM OPERATING ACTIVITIES                                    2000             1999         June 30, 2000
                                                                  ---------------- ----------------- ----------------
Net  (loss)                                                               (618,647)       (8,468,069)     (47,885,870)

Gain on debt restructuring                                                                                   (144,462)
Impairment of development costs                                                                             5,393,115
Depreciation and amortization                                                                               1,686,693
Loss on lease abandonments                                                                 1,194,306        1,638,665
Loss on littigation settlement                                                             4,587,729        8,698,761
(Gain) loss on sale of mining equipment                                                                        49,164
Other                                                                                                          43,576
Shareholder payment of services                                                                               105,055
Stock and debt for services                                                                1,881,787        2,761,439
Change in note receivable                                                                                      47,462
Change in inventory                                                                           39,735            2,290
Change in prepaid expenses                                                                                    501,736
Change in deposits and other current assets                                                      500         (115,961)
Change in deposits                                                                                             (3,200)
Change in accounts payable and accrued liabilities                         474,879           289,580        4,770,634
                                                                  ---------------- ----------------- ----------------

           Total adjustments                                               474,879         7,993,637       25,434,967
                                                                  ---------------- ----------------- ----------------

Net cash usded in operating activities                                    (143,768)         (474,432)     (22,450,903)

Acquisition of mineral properties, equipment
   and deferred developments                                                                               (5,164,817)
Acquisition of office equipment                                                                              (278,987)
Proceeds from sale of equipment                                                                               384,356
Proceeds from the acquisition of Trans-Russian                                                                 20,060
                                                                  ---------------- ----------------- ----------------

Net cash flows provided by (used in) investing activites                         -                -        (5,039,388)
                                                                  ---------------- ----------------- ----------------


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

                                                                                                              Period From
                                                                                                             July 1, 1989
                                                                                                                Through
CASH FLOWS FROM FINANCING ACTIVITIES                                           2000             1999         June 30, 2000
                                                                         ---------------- ----------------  ---------------
           Advances from affiliates                                                                               2,009,127
           Payments made to affiliates
                                                                                                                   (343,798)
           Proceeds from issuance of stock                                        152,449                        26,488,964
           Proceeds from warrant extensions                                                                         207,750
           Proceeds from issuance of notes payable                                                  57,017          927,060
           Payments of long-term debt                                                                            (2,093,979)
           Proceeds from convertible debenture                                                                      300,000
                                                                         ---------------- ----------------  ---------------

           Net cash provided by (used in) financing activities                    152,449           57,017       27,495,124
                                                                         ---------------- ----------------  ---------------

CASH RECONCILIATION

           Net increase (decrease) in cash                                          8,681         (417,415)           4,833
           Cash at beginning of period                                                  -          417,415            3,848
                                                                         ---------------- ----------------  ---------------

CASH AT END OF PERIOD                                                               8,681                -            8,681
                                                                         ================ ================  ===============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest (net of amounts capitalized)       $             -  $             -
                                                                         ================ ================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                         ( A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE  1  -  OPERATIONS  AND  BASIS  OF  PRESENTATION
            ----------------------------------------

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $57,473,480 from inception to June 30, 1999. The Company has not realized economic production from its mineral properties as of June 30, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. Additionally, the Company is in default on the leases of certain of its mining properties. The lessors have taken action to foreclose on the leases and the Company is making every effort to fulfill the agreements. The loss of these leases would have a material adverse effect on the Company. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. See footnotes 6,7,12 and 13 regarding additional disclosure on commitments and contingencies.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

Use  of  Estimates
- ------------------

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

Mineral  Properties  and  Mining  Equipment
- -------------------------------------------

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

Land  Options
- -------------

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

Asset  Impairment
- -----------------

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

Asset  Impairment  (Continued)
- -----------------

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

Office  Furniture  and  Equipment
- ---------------------------------

Office furniture and equipment are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets, generally three to five years.

Income  (Loss)  per  Common  Stock
- ----------------------------------

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

Reclamation  and  Environmental  Costs
- --------------------------------------

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

Income  Taxes
- -------------

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

Inventory
- ---------

Gold inventory is stated at net realizable value.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Stock  Based  Compensation
- --------------------------

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

Cash  and  Cash  Equivalents
- ----------------------------

For purposes of reporting cash flows, cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

Earnings  Per  Share
- --------------------

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

Leases
- ------

The Company leases office space and mining properties under operating leases. All of the Company's leased mining properties contain certain provisions which provide the Company with the option to purchase the property at a predetermined price or to renew the lease at a predetermined price. The Company is required to pay all taxes, insurance, and maintenance on leased mining properties.

New  Accounting  Pronouncements
- -------------------------------

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

In June 1997, the FASB issued Statements of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

New  Accounting  Pronouncements (Continued)
- -------------------------------

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


NOTE  3  -  AFFILIATES  AND  RELATED  PARTIES
            ---------------------------------

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

The Company has Joint ownership in the "Esperanza Gold Project". See Footnote #5 for a decription of this Project and the joint ownership.


NOTE  4  -  OFFICE  FURNITURE  AND  EQUIPMENT
            ---------------------------------

Office furniture and equipment have been written-off as a loss as the items were reposessed, bartered, claimed or abandoned during the year ended June 30, 1999. The Company shall reinstate any property that is recovered if the Company satisfies amounts that it is in default. See footnotes 6,7 and 12 regarding commitments and contingencies with regard to the Company's property.

NOTE  5  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT
            -------------------------------------------

The Company's net investment in mineral properties and mining equipment is as follows:

                                                         Development            Mining
                                           Land             Costs              Equipment           Total
                                       --------------  ---------------    ---------------    --------------
Carson Mine                                $2,199,858      $         -        $    42,835       $ 2,242,693
Brush Creek Mine                              408,496                -            403,171           811,667
Gardners' Point and Pioneer Mines
                                              185,477          770,327            128,521         1,084,325
Ruby Mine                                           -                -          1,589,229     (*) 1,589,229


                                       F17

High Commission Mine                          101,875                -                  -           101,875
Esperanza gold project and
Vocar S.A.R.L. Permits                          3,580                -                  -             3,580
                                       --------------  ---------------    ---------------    --------------
                                            2,899,286          770,327          2,163,756         5,833,369
Accumulated depreciation                            -                -        (1,172,549)       (1,172,549)
                                       --------------  ---------------    ---------------    --------------
                                          $ 2,899,286     $    770,327        $   991,207       $ 4,660,820
Less abandoned During 1999                                                      (991,207)      (*)(991,207)
                                       --------------  ---------------    ---------------    --------------
                                          $ 2,899,286     $    770,327    $             -       $ 3,669,613
                                       ==============  ===============    ===============    ==============

                                       ==============  ===============    ===============    ==============


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

Reverse Merger between Brushcreek Mining & Development Company and J.A.B. International, Inc. -
          -------------------

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

In addition to this property, the Company acquired the "Esperanza Gold Project" from the Esperanza Mining Company in 1997. 80% of the Esperanza Mining Company was purchased with 50,000 common shares of the Company's stock and an agreement to pay a 3% net smelter royalty. Through additional agreements, the Company has issued an additional 100,000 common shares of the Company's stock. The mining company was formed in the US by 3 Honduran

                                       F18
natives who owned the property. The property is roughly 49,000 acres located in the North Central part of Honduras. Only minor exploration has taken place to date. A full geological and engineering report is planed. The Honduran Government changed the mining laws during the year 2000 whereby the Company had its law firm in Tegucigalpa file papers with the bureau of mines to keep current. The Company is responsible for filing a Mining Plan of Operations with the Government in order stay in compliance with the new law.


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

The Company has reported income tax losses of approximately $39,000,000 in prior years. In general, income tax losses are carried forward to future years to reduce future income taxes.

The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.




                                       F19

NOTE  8  -  SHAREHOLDERS'  EQUITY
            ---------------------

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

                                       F20

            ---------------------

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

                                       F21

            ---------------------

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

                                       F22

            ---------------------

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

                                       F23

            ---------------------

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


NOTE  9  -  STOCK  OPTIONS  AND  WARRANTS
             -----------------------------

Upon the merger that occurred on April 14, 1999, the Company cancelled all of its existing stock option agreements.


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES
             -------------------------------

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

The Company's management has inspected the mining locations for property and has written-off as an abandonment loss any assets not observed. In addition the Company's management has decided to leave accounts payable amount as being due if satisfaction has not been recorded in the Company's accounting records. At such time that the Company

                                       F24

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (Continued)
             -------------------------------

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

See Note 5 regarding mineral property commitments.

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


NOTE  11  -  LEGAL  PROCEEDINGS
             ------------------

The Company is a party to other various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the business or financial position of the Company.

                                       F25

NOTE  12  -  SEGMENT  INFORMATION
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


                                       F26

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