Form 10KSB
period 1999-06-30
J A B INTERNATIONAL INC
filed 2001-04-26
CIK 715583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended JUNE 30, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 30, 2000, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (23,758,365 common shares) was approximately $950,335, The most recent transaction prior to March 30, 2000, had a purchase price in the amount of $.04 per share which is the amount the Registrant used for purposes of this disclosure.

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

          In 1997, JAB acquired an 80% stake in the "Esperanza Gold Project," a 49,000 acre placer gold mine located in Southeastern Honduras. Under the terms of the agreement JAB gave Esperanza mining company 50,000 shares of common stock and a 3% Net smelter Royalty for 2 years for 80% of the claim. Only minor exploration has taken place to date, but a full geological and engineering report is expected to be completed by mid 2000.

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

The Company's Current Strategy
------------------------------

          1. Honduras,. The company expects to begin a engineering and environmental impact study by mid-April 2000 with the purpose of filing with the Honduran government for final approval to begin logging operations and initial geological studies by June 1, 2000 and limited test mining by July 2000. The company has signed an agreement with Universal Resources Group International (URG) to do the timber harvest on its property in Honduras The company will mine the gold behind the harvest, reclaiming the land and re-foresting the property as it goes. The project is expected to take 10 years to complete.

          2. C.A.R., The Company plans to do several inspection trips in the spring of 2000 to establish the best location of its base camp and plant locations. Once the locations are established and financing in place JAB will ship the need equipment and supplies by ship to Douala, Cameroon and then on to CAR by truck.

               JAB expects to have its first plant and base camp on site by October 2000 with productions set to begin by December of 2000. The company will have geological, engineering and valuation reports conducted along with an airborne magnetic survey to locate the kimberlite source of the diamonds. It is the companies plan to use a small amount of profits from the operation to build schools throughout the country as well as sponsor Doctors and Nurses on trips to the CAR to improve the education and health of the people.


          3. Brush Creek Properties- The company plans to follow a clean up and abatement order from the Dept. of Conservation and the US Forest service to bring the properties up to code by July 2000.


               During the summer of 2000 the company will have a geologist from A.C.A. Howe on site taking all previous geological and engineering reports completed to date to produce one cohesive report. Once the company has thoroughly gone through the past reports a 10 month exploration program will commence with geological studies to be completed by A.C.A. Howe Inter., engineering and feasibility studies by SNC-Lavalin and valuations to be assessed by and Big 7 accounting firm. This process will be carried out for all of the Companies properties.

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

Exploration
-----------

          Starting in mid-2000, the Company intends to enlist the services of SNC-Lavalin Engineering and A.C.A. Howe International to begin an underground drilling program, starting with the upper (now "Devine Intervention") and lower Brush Creek properties, Gardner's Point and the Carson mine. The Company plans to conduct preliminary exploration and pre-engineering studies. This will include a study of the previous records, sampling of the ore deposits, and test mining selected areas.

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

          Some areas of the river have gravel depths greater than the dredge can reach, for those areas a clamshell dredge will be used. For the riverbanks, bulldozers will be used to strip the over burden, and backhoes will be used to extract the gravel. In all, the Company will use five barges dredging plants, two clamshell dredges, two bulldozers, four backhoes, and two 30-yard dump trucks. The Company will need to lease or purchase four 4 x 4 vehicles, two boats and a C-130 cargo plane when it reaches full production. Project is scheduled to start in October of 2000 after the rainy season ends in August. It will take approximately 60 days to begin production.

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

          The Company intends to enlist the services of Big 5 accounting firm Deloitte & Touche to prepare our 2000 audit and another auditing firm to prepare a valuation of the mining project. The Company intends to enlist the services of some of the biggest names in the mining industry to supply the mining and support equipment needed for this project. Some of these individuals will also act as consultants for the on going operation, they will include: James Noble, President of International Resource Development, manufacturers of the mineral recovery plants, Troy Deal, President of Aztec Development Inc., Inventor and Manufacturer of the under water dredging system, and Harold McGuire, Mining Engineer and, Designer and supplier of the base camp. Also, numerous jewelry manufacturers and diamond wholesale buyers in Europe and the U.S. have been contacted and are willing to buy the entire diamond production as soon as the operation begins.

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

          1. Explore two possible sites at wash plant we will be evaluating two sites within the mining area for our base camp. We plan to make two trips with representatives of A.C.A. Howe during the spring of 2000 (before the rainy season of June - August) to determine the most suitable site base on access to roads and waterways, closeness to site of initial mining area.

          2. Ship equipment for start-up in October 2000.] It takes 30 days to ship from the US to Douala, Cameroon, another 30 days for trucking to site with a stop in Bangui, CAR to register equipment and pay import fees.

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

Mining Properties
-----------------

          The Company is currently in default on property taxes to Sierra County in the sum of $604,833.52. The properties at risk of a tax sale are the Upper and Lower Brush Creek mines, Gardner's Point, Carson and the High Commission mines. The company has made arrangements to pay the tax's immediately upon completion of a debt funding that is due to fund my the end of March 2000.

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







                               AS OF JUNE 30, 1999

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


                  Cash Flow Statements                                      F-11


                  Notes to the Financial Statements                         F-13

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS



To the Board of Directors and Stockholders
J.A.B. INTERNATIONAL, INC.
Orlando, Florida



We have audited the accompanying balance sheet of J.A.B. International, Inc. (a development stage enterprise) as of June 30, 1999, and the related statement of operations, stockholders' equity, and cash flows for the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J.A.B. International, Inc. (a development stage enterprise), as of June 30, 1999 and the results of its operations and its cash flows for each of the year in the period ended June 30, 1999, and the period from the date of resumption of development stage activities July 1, 1989) through June 30, 1999 in conformity with generally accepted accounting principles.


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


                                                 /s/Gately & Associates, LLC
                                                 Gately & Associates, LLC
                                                 Certified Public Accountants
                                                 Orlando, Florida
                                                 August 31, 2000

                           J.A.B. INTERNATIONAL, INC.
                         ( A Development Stage Company)

                                  BALANCE SHEET
                               As of June 30, 1999




                             ASSETS

       CURRENT ASSETS

                  Cash                                              $             -
                                                                   ----------------

                             Total Current Assets                                 -         $             -


                  Mineral Properties and reclamation deposits             3,845,722
                                                                   ----------------

                                                                          3,845,722               3,845,722


                             TOTAL ASSETS                                                   $     3,845,722
                                                                                           ================

       LIABILITIES AND STOREHOLDERS' EQUITY


       CURENT LIABILITIES

                  Accounts payable and accrued liabilities              $ 2,823,721
                  Demand notes payable                                       57,017
                  Liability due to litigation                             4,851,229
                                                                   ----------------

                             Total current liabilities                    7,731,967         $    7,731,967



       SHAREHOLDERS' EQUITY

       Common stock - $.001 par value; authorized 10,000,000
       shares;issued and outstanding,  4,449,455 shares                 54,541,192

       Accumulated Deficit                                              (11,260,214)
       Accumulated Deficit during the Development Stage                 (47,167,223)
                                                                   ----------------

                  Total shareholders' equity                             (3,886,245)             (3,886,245)
                                                                                           ----------------


       TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                           $     3,845,722
                                                                                           ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended June 30, 1999 and 1998
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 1999



                                                                                                  Period from
                                                                                                  July 1, 1989
                                                                                                    Through
                                                                         1999       1998         June 30, 1999
                                                             ---------------- ----------------  ----------------
REVENUES

       Sale of Joint Venture                                  $             - $              -   $     4,232,000
       Other Income                                                         -            4,701           161,145
       Interest                                                        12,123           10,689           210,591
                                                             ---------------- ----------------  ----------------

       TOTAL REVENUES                                                  12,123           15,390         4,603,736
                                                             ---------------- ----------------  ----------------

 EXPENSES

       General and Administrative                                   2,616,536        2,652,211        20,327,668
       General Mining and Exploration                                  81,621        2,487,019        13,622,893
       Impairment of Development Costs                                      -                -         5,393,115
       Loss on Lease & Equipment Abandonments                       1,194,306                -         1,586,623
       Depreciation and Amortization                                        -          252,791         1,686,693
       (Gain) Loss on Sale of Mining Equipment                              -                -           171,174
       Interest Expense                                                     -            3,200           498,494
       Loss from Litigation & Settlement                            4,487,729            4,000         8,628,761
                                                             ---------------- ----------------  ----------------

       TOTAL EXPENSES                                               8,380,192        5,399,221        51,915,421
       --------------
                                                             ---------------- ----------------  ----------------


       Loss Before Extra-ordinary Item                             (8,368,069)      (5,383,831)      (47,311,685)
       Extra-ordinary Item, Net Gain from Debt
       Extinguishment, Net of Tax                                           -                -           144,462
                                                             ---------------- ----------------  ----------------


NET INCOME (LOSS)                                                  (8,368,069)      (5,383,831)      (47,167,223)
-----------------
                                                             ================ ================  ================

NET LOSS PER COMMON SHARE                                               (2.70)          (13.87)
-------------------------
                                                             ================ ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          3,104,437          388,369
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


                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 1999 and 1998
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 1999

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 1999 and 1998
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 1999

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 1999 and 1998
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 1999

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


                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 1999 and 1998
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 1999

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 1999 and 1998
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 1999

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 1999 and 1998
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 1999

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)

                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 1999 and 1998
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 1999

                                                          COMMON STOCK
                                                    ------------------------                      Accumulated
                                                                                                    Deficit
                                                     Number                                        During the
                                                       of                       Accumulated       Development
                                                     Shares       Amount          Deficit            Stage          Total
                                                    -----------  -----------   --------------  ----------------  ----------------

Balance, June 30, 1998                                5,504,179     53,643,325   (11,260,214)      (38,799,154)        3,583,957

Issuance of stock to Company Director                 3,730,861        894,287             -                 -           894,287
Reverse stock split, 1-for-12                        (8,365,585)             -             -                 -                 -
Issuance of stock persuant to merger                  3,580,000          3,580             -                 -             3,580
Stock issued for cash                                                   57,017                                            57,017

Net Loss                                                      -              -             -        (8,468,069)       (8,468,069)
                                                    -----------  ------------- --------------  ----------------  ----------------

Balance, June 30, 1999                                4,449,455     54,598,209   (11,260,214)      (47,267,223)       (3,929,228)
                                                    ===========  ============= ==============  ================  ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 1999 and 1998
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 1999




                                                                                                Period From
                                                                                                July 1, 1989
                                                                                                  Through
                                                                                                    June
                                                                1999              1998            30,1999
                                                              ------------  ----------------  ----------------
Net  (loss)                                                     (8,368,069)       (5,386,831)      (47,167,223)

Gain on debt restructuring                                                                            (144,462)
Impairment of development costs                                                                      5,393,115
Depreciation and amortization                                                        252,791         1,686,693
Loss on lease and asset abandonments                             1,194,306                           1,638,665
Loss on littigation                                              4,487,729             4,000         8,598,761
settlement
(Gain) loss on sale of mining equipment                                                                 49,164
Other                                                                                                   43,576
Shareholder payment of services                                                                        105,055
Stock and debt issued for services                               1,881,787           176,584         2,761,439
Change in note receivable                                                                               47,462
Change in inventory                                                 39,735           (36,985)            2,290
Change in prepaid expenses                                                                             501,736
Change in deposits, advaces and other current assets                   500              (500)         (115,961)
Change in deposits                                                                                      (3,200)
Change in accounts payable and accrued                             289,580          (291,431)        4,295,755
liabilities
                                                              ------------  ----------------  ----------------

           Total adjustments                                     7,893,637           104,459        24,860,088
                                                              ------------  ----------------  ----------------

Net cash usded in operating activities                            (474,432)       (5,282,372)      (22,307,135)




Acquisition of mineral properties, equipment and deferred                            (90,388)       (5,164,817)
developments
Acquisition of office equipment                                                      (18,886)         (278,987)
Proceeds from sale of equipment                                                                        384,356
Proceeds from the acquisition of Trans-Russian                                                          20,060
                                                              ------------  ----------------  ----------------

Net cash flows provided by (used in) investing activites                 -          (109,274)       (5,039,388)
                                                              ------------  ----------------  ----------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 1999 and 1998
                      and for the Period From July 1, 1989
         ( Date of Resumption of Development Stage Enterprise Activites)
                              Through June 30, 1999


                                                                                                    Period From
                                                                                                   July 1, 1989
                                                                                                      Through
                                                                  1999             1998            June 30,1999
                                                              ------------- ------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES

           Advances from affiliates                                                                       2,009,127
           Payments made to affiliates                                                                     (343,798)
           Proceeds from issuance of stock                                           6,370,002           26,336,515
           Proceeds from warrant extensions                                                                 207,750
           Proceeds from issuance of notes payable                   57,017                                 927,060
           Payments of long-term debt                                                 (672,000)          (2,093,979)
           Proceeds from convertible debenture                                                              300,000
                                                              ------------- ------------------  -------------------

Net cash provided by (used in) financing activities                  57,017          5,698,002           27,342,675
                                                              ------------- ------------------  -------------------

CASH RECONCILIATION

           Net increase (decrease) in cash                         (417,415)           306,356               (3,848)
           Cash at beginning of period                              417,415            111,059                3,848
                                                              ------------- ------------------  -------------------

CASH AT END OF PERIOD                                                     -            417,415                    -
                                                              ============= ==================  ===================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest (net of amounts        $           - $                -
capitalized)
                                                              ============= ==================

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $58,527,437 from inception to June 30, 1999. The Company has not realized economic production from its mineral properties as of June 30, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. Additionally, the Company is in default on the leases of certain of its mining properties. The lessors have taken action to foreclose on the leases and the Company is making every effort to fulfill the agreements. The loss of these leases would have a material adverse effect on the Company. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

NOTE  5  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT
            -------------------------------------------

The Company's net investment in mineral properties and mining equipment is as follows:


                                                                       Development            Mining
                                                         Land             Costs             Equipment           Total
                                                      -------------   ---------------    ----------------   ---------------
Carson Mine                                           $   2,199,858   $             -    $         42,835    $    2,242,693
Brush Creek Mine                                            408,496                 -             403,171           811,667
Gardners' Point and Pioneer Mines                           185,477           770,327             128,521         1,084,325
Ruby Mine                                                         -                 -           1,589,229     (*) 1,589,229
High Commission Mine                                        101,875                 -                   -           101,875
Esperanza gold project and Vocar S.A.R.L. Permits             3,580                 -                   -             3,580
                                                      -------------   ---------------    ----------------   ---------------
                                                          2,899,286           770,327           2,163,756         5,833,369
Accumulated depreciation                                          -                 -          (1,172,549)       (1,172,549)
                                                      -------------   ---------------    ----------------   ---------------
                                                      $   2,899,286   $       770,327    $       991,207    $    4,660,820
Less abandoned During 1999                                                                      (991,207)       (*)(991,207)
                                                      -------------   ---------------    ----------------   ---------------
                                                      $   2,899,286   $       770,327    $             -    $    3,669,613
                                                      =============   ===============    ================   ===============

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
            -------------

At June 30, 1999, the Company had available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire between 2000 and 2019.

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


NOTE  8  -  SHAREHOLDERS'  EQUITY
            ---------------------

During fiscal 2000 (subsequent events after the year ended June 30, 1999), the following major equity transaction occurred:

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth as of April 3, 2000 the beneficial ownership of the Company's Common Stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group. Percentage ownership assumes all vested options are fully exercised.



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

JAB INTERNATIONAL, INC.
(Registrant)


By:  /s/  Jefferson A. Bootes                              Date:  April 4, 2000
   --------------------------
          Jefferson A. Bootes, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
-------------------

By:  /s/  Jefferson A. Bootes                              Date:  April 4, 2000
   --------------------------
          Jefferson A. Bootes
          President and Director/Chairman
          (Principal Executive Officer)


By:  /s/  Stephen H. Durland                               Date:  April 4, 2000
   --------------------------
          Stephen H. Durland, CPA
          Chief Financial Officer and Director
          (Principal Financial Officer)


By:  /s/  Peter Howe                                       Date:  April 4, 2000
   --------------------------
          Peter Howe
          Director


By:  /s/  Samual P. Martin                                 Date:  April 4, 2000
   --------------------------
          Samuel P. Martin
          Director