Form 10-Q
period 2000-09-30
J A B INTERNATIONAL INC
filed 2001-05-03
CIK 715583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to _______________________

Commission file number: 000-12761

                           J.A.B. INTERNATIONAL, INC.
             ------------------------------------------------------
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


                  Brush Creek Mining and Development Co., Inc.
           -----------------------------------------------------------
               Former name, former address or former fiscal year,
                         if changed since last report.)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X} No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Transitional Small Business Disclosure Format (Check one):  Yes [_]  No [_]

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended June 30, 2000.

                          J. A. B. INTERNATIONAL, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS







                            AS OF September 30, 2000

                           J.A.B. INTERNATIONAL, INC.
                     Financial Statements Table of Contents




         FINANCIAL STATEMENTS                                    Page #


            Balance Sheet                                          F-1


            Statements of Operations                               F-2


            Statement of Stockholders' Equity                      F-3


            Cash Flow Statements                                   F-10


            Notes to the Financial Statements                      F-12

                           J.A.B. INTERNATIONAL, INC.
                         ( A Development Stage Company)
                                  BALANCE SHEET
                    As of September 30, 2000and June 30, 2000



                  ASSETS
                                                            September 30,        June 30,
                                                                 2000              2000
                                                            ----------------    --------------
CURRENT ASSETS

       Cash                                                  $           549    $       15,245
                                                            ----------------    --------------

                  Total Current Assets                                   549            15,245


       Mineral Properties and Mining Equipment, Net                3,836,249         3,841,255
                                                            ----------------    --------------

                  Total Properties                                 3,836,249         3,841,255


       TOTAL ASSETS                                          $     3,836,798    $    3,856,500
                                                            ================    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY


CURENT LIABILITIES

       Accounts payable and accrued liabilities              $     2,413,195    $    2,313,197
       Liability due to litigation                                 4,851,229         4,851,229
                                                            ----------------    --------------

                  Total current liabilities                        7,264,424         7,164,426



SHAREHOLDERS' EQUITY

       Common stock - $.001 par value;
          authorized 10,000,000 shares;
          issued and outstanding,  6,419,455 shares               55,738,158        55,738,158
       Accumulated Deficit                                       (11,260,214)      (11,260,214)
       Accumulated Deficit during the Development Stage          (47,905,570)      (47,785,870)
                                                            ----------------    --------------

                  Total shareholders' equity                      (3,427,626)       (3,307,926)


TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                   $     3,836,798    $    3,856,500
                                                            ================    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
             For the three months ended September 30, 2000 and 1999
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2000





                                                                                             Period from
                                                                                             July 1, 1989
                                                                                               Through
                                                                                            September 30,
                                                                  2000        1999               2000
                                                      ----------------  ----------------- ------------------
REVENUES
       Sale of Joint Venture                           $             -  $               -  $       4,232,000
       Other Income                                                135                  -            193,915
       Interest                                                  1,654              1,938            221,194
                                                      ----------------  ----------------- ------------------

       TOTAL REVENUES                                            1,789              1,938          4,647,109
                                                      ----------------  ----------------- ------------------

 EXPENSES

       General and Administrative                              121,489            113,964         21,109,388
       General Mining and Exploration                                -                  -         13,622,893
       Impairment of Development Costs                               -                  -          5,393,115
       Loss on Lease & Equipment Abandonments                        -                  -          1,586,623
       Depreciation and Amortization                                 -                  -          1,686,693
       (Gain) Loss on Sale of Mining Equipment                       -                  -            171,174
       Interest Expense                                              -                  -            498,494
       Loss from Litigation & Settlement                             -                  -          8,628,761
                                                      ----------------  ----------------- ------------------

       TOTAL EXPENSES                                          121,489            113,964         52,697,141
                                                      ----------------  ----------------- ------------------


       Loss Before Extra-ordinary Item                        (119,700)          (112,026)       (48,050,032)
        Extra-ordinary Item, Net Gain from Debt
          Extinguishment, Net of Tax                                 -                  -            144,462
                                                      ----------------  ----------------- ------------------


NET INCOME (LOSS)                                             (119,700)          (112,026)       (47,905,570)
                                                      ================  ================= ==================

NET LOSS PER COMMON SHARE                                        (0.03)               (*)
                                                      ================  =================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                        4,449,455            458,681
                                                      ================  =================


(Note: weighted averages are adjusted for reverse stock split during 1999)

(*) - Less than $.01



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2000

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2000

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2000

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


                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2000

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2000

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2000

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)

                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2000

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

                           J.A.B. INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

             For the three months ended September 30, 2000 and 1999
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2000



                                                                                                      Period From
                                                                                                     July 1, 1989
                                                                                                          Through
                                                                                                    September, 30
                                                                            2000           1999              2000
                                                                  -------------- --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net  (loss)                                                      (119,700)      (112,026)      (47,905,570)

       Gain on debt restructuring                                                                        (144,462)
       Impairment of development costs                                                                  5,393,115
       Depreciation and amortization                                                                    1,686,693
       Loss on lease abandonments                                                                       1,638,665
       Loss on littigation settlement                                                                   8,598,761
       (Gain) loss on sale of mining equipment                                                             49,164
       Other                                                                                               43,576
       Shareholder payment of services                                                                    105,055
       Stock and debt for services                                                                      2,761,439
       Change in note receivable                                                                           47,462
       Change in inventory                                                                                  2,290
       Change in prepaid expenses                                                                         501,736
       Change in deposits and other current assets                                                       (115,961)
       Change in deposits                                                 20,251           (966)           17,051
       Change in accounts payable and accrued liabilities                 99,998        112,992         4,861,951
                                                                  -------------- --------------  ----------------

                  Total adjustments                                      120,249        112,026        25,446,535
                                                                  -------------- --------------  ----------------

       Net cash usded in operating activities                                549              -       (22,459,035)

CASH FLOWS FROM INVESTING ACTIVITIES

       Acquisition of mineral properties, equipment
          and deferred developments                                                                    (5,164,817)
       Acquisition of office equipment                                                                   (278,987)
       Proceeds from sale of equipment                                                                    384,356
       Proceeds from the acquisition of Trans-Russian                                                      20,060
                                                                  -------------- --------------  ----------------

       Net cash flows provided by (used in) investing activites                -              -        (5,039,388)
                                                                  -------------- --------------  ----------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
             For the three months ended September 30, 2000 and 1999
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2000



                                                                                                         Period From
                                                                                                        July 1, 1989
                                                                                                             Through
                                                                                                       September 30,
                                                                            2000               1999             2000
                                                                ----------------  ----------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

       Advances from affiliates                                                                            2,009,127
       Payments made to affiliates                                                                          (343,798)
       Proceeds from issuance of stock                                                                    26,488,964
       Proceeds from warrant extensions                                                                      207,750
       Proceeds from issuance of notes payable                                                               927,060
       Payments of long-term debt                                                                         (2,093,979)
       Proceeds from convertible debenture                                                                   300,000
                                                                ----------------  ----------------- ----------------

       Net cash provided by (used in) financing activities                     -                  -       27,495,124
                                                                ----------------  ----------------- ----------------

CASH RECONCILIATION

       Net increase (decrease) in cash                                       549                  -           (3,299)
       Cash at beginning of period                                             -                  -            3,848
                                                                ----------------  ----------------- ----------------

       CASH AT END OF PERIOD                                                 549                  -              549
                                                                ================  ================= ================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the year for interest
                                                                $              -   $              -
                                                                ================  =================


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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (cont.)
            ----------------------------------------------



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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (cont.)
            ----------------------------------------------



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


NOTE  5  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT
            -------------------------------------------

The Company's net investment in mineral properties and mining equipment is as follows:

                                                               Development       Mining
                                                  Land          Costs            Equipment        Total
                                             --------------   ------------      ------------    --------------
Carson Mine . . . . . . . . . . .            $   2,199,858    $         -       $    42,835     $  2,242,693
Brush Creek Mine. . . . . . . . .                  408,496              -           403,171          811,667
Gardners' Point and
       Pioneer Mines                               185,477        770,327           128,521        1,084,325
Ruby Mine . . . . . . . . . . . .                        -              -         1,589,229        1,589,229 (*)
High Commission Mine. . .                          101,875              -                 -          101,875
Esperanza gold project and
        Vocar S.A.R.L. Permits                       3,580              -                 -            3,580
                                             --------------   ------------      ------------    --------------

                                                 2,899,286        770,327         2,163,756        5,833,369
Accumulated depreciation. . . . .                        -              -        (1,172,549)      (1,172,549)
                                             --------------   ------------      ------------    --------------

                                             $   2,899,286    $   770,327       $   991,207     $  4,660,820
Less abandoned
       During 1999                                                                 (991,207)        (991,207)(*)
                                             --------------   ------------      ------------    --------------
                                             $   2,899,286    $   770,327       $         -     $  3,669,613
                                             ==============   ============      ============    ==============



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

NOTE  5  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT (cont.)
            -------------------------------------------


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
            -------------

At  September  30,  2000,   the  Company  had   available  net  operating   loss
carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire between 2001 and 2020.

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

            ---------------------


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

            ---------------------

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

             -------------------------------

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

Subsequently, in January 1997, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") with the Royal Bank Plaintiffs which provided that notwithstanding the $3.25 million obligation, the Royal Bank Plaintiffs agreed to forbear from exercising their rights and remedies against the Company provided the Company made a payment of $629,100 on or before March 20, 1997 and a payment of $175,000 on or before July 1, 1997. The Company had the option to postpone the second payment ($175,000) by delivering written notice to the Royal Bank Plaintiffs no later than June 25, 1997, whereupon the second payment was to have been paid no later than December 15, 1997 and the amount was to be increased to $250,000. The Company also agreed to reimburse the Royal Bank Plaintiffs for their attorneys' fees and costs. Thereafter, the Royal Bank Plaintiffs agreed to extend the time period for paying the $629,100 to them

             ------------------

The Royal Bank Action. (cont.)
---------------------

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

             ------------------


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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

     The mining industry is capital intensive. During the fiscal quarter ended September 30, 2000, the Company raised approximately $0 from the sale of shares of common stock. Consistent with prior years, the Company derived no material revenues from operations. The Company's accumulated deficit at September 30, 2000 was $59,165,784, compared to accumulated deficit at September 30, 1999 of $(50,081.373.64) and an accumulated deficit of $(11,260,214) as of September 30, 1998. As of September 30, 2000, the Company had negative working capital of $7,263,875, compared to $7,264,424 as of September 30, 1999. Mineral properties and mining equipment, net of depreciation was $3,836,249 as of September 30, 2000 and $3,841,255 as of September 30, 1999.

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

     During the fiscal quarter ended September 30, 2000, the Company continued to be in default with respect to certain mining properties and certain county taxes. The lessors have taken action to foreclose on the leases. Default judgments were entered against the company by Rising Sun, Ruby Development and Kate Hardy Mines. The Company estimates mining development and operating costs will be approximately $4 million for the next fiscal year, assuming the Company is able to obtain adequate financing on terms acceptable to the Company. The majority of these funds will be used to exploration and development operations. There can be no assurance that ht Company will be able to obtain such financing, or that such financing, or that the terms of such financing will be acceptable to the Company.

Results Of Operations

     The Company had total revenues of 1,789 for the fiscal quarter ended September 30, 2000 as compared to total revenues of $1,938 for the fiscal quarter ended September 30, 1999. Revenues were primarily derived from other income of $135 and interest income of $1,654 for the fiscal quarter ended September 30, 2000, as compared to $0 and $1,938, respectively, for the fiscal quarter ended September 30, 1999. The Company had no material revenues from mining operations, which is consistent with the year ended June 30, 1999 and June 30, 1998.

     The Company had a net loss of $119,700 for the fiscal quarter ended September 30, 2000, as compared to a net loss of $112,026 for the fiscal quarter ended September 30, 1999. The increase in the size of the net loss of approximately $7,700 is largely attributable to an increase in general and administrative expenses. General and Administrative expenses increased from $113,964 for the fiscal quarter ended September 30, 1999 to $121,489 for the fiscal quarter ended September 30, 2000.


                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

     Effective on March 17, 1999, the Company entered into an Amendment No. 4 to the Forbearance Agreement ("Amendment No. 4") which, among other things, provides that the Royal Bank Plaintiffs would continue to forbear from exercising their rights and remedies under the Royal Bank Agreement and related Forbearance Agreement, provided the Company performed the following: (a) on or before April 16, 1999 paid $200,000 of the Judgment Amount (as defined in the Forbearance Agreement). The Company also agreed to issue to the plaintiffs an aggregate of 319,500 [additional?] shares of the Company's common stock ("Additional Forbearance Shares") pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The Company agreed to register these shares with the Securities and Exchange Commission on Form S-3 no later than December 31, 1999. The plaintiffs and the Company executed mutual releases, with the release in favor of the Company to be effective upon the Company's performance of all of its obligations under Amendment No. 4 and the other settlement documents.

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

The Volcanic Matter.
-------------------

     On August 12, 1998, Volcanic Resources, LLC filed a complaint against the Company, its past CEO and Chairman of the Board, and two of its directors. On September 16, 1998, Plaintiff filed its First Amended Complaint alleging breach of contract and breach of express warranties against the Company only and alleging fraud, negligent misrepresentation, rescission, constructive trust, declaratory relief and violation of Business and Professions Code section 17200 against all defendants. The underlying contract giving rise to this suit involves a written Exploration, Development and Mine Operating Agreement entered into November 20, 1997 between Sterling Mining, LLC and the Company. Sterling Mining, LLC assigned its rights under the Exploration, Development and Mine Operating Agreement to Plaintiff. In accordance therewith, the individual defendants filed three preliminary "motions": (1) Motion to Change Venue; (2) Demurrer; and (3) Petition to Compel Arbitration. [please describe better the comments cross default w/Ruby, default and judgment][ Ruby sued both Brush Creek and Volcanic and in defending itself Volcanic cross sued JAB.

The Shareholder Suit.
-----------------------

     In August 1999, Paul Body and other shareholders of the Company filed a complaint against the Company, its past CEO and Chairman of the Board and three of its directors, alleging fraudulent misrepresentations, breach of contract, breach of express and implied contractual obligations, defamation. The plaintiffs purchased shares of common stock in a private offering and allege that the defendants fraudulently misrepresented the financial condition and business prospects of the Company. The defendants also allege that the Company did not register the common stock purchased as it agreed to as part of the private placements. Certain plaintiffs also allege that they were obstructed in their efforts to sell certain of their shares of common stock. With respect to the defamation allegations, the plaintiffs allege that the former chairman of the Company posted publicly on the Internet defamatory statements regarding the plaintiffs and that the Company has never withdrawn or recanted such statements. Agreement to settle for $200,000 cash and 125,000 (check this figure) shares of common stock.


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


2. Kate Hardy / Omega - Judgment for $401,606.46, default for breech of contact associated with lease of the mine. The Company was not properly served and will ask the court to set aside the judgment.

3. Rising Sun - Judgment for $250,000, default for breech of contact associated with lease of the mine. The Company was not properly served and will ask the court to set aside the judgment.

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

Item 2.  Changes in Securities.

     None

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits.

     None


     Reports on Form 8-K. No reports on Form 8-K were filed by the Company for the fiscal quarter ended September 30, 2000.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            JAB INTERNATIONAL, INC.
                                  (Registrant)


By:                                                 Date:
   -----------------------------------------           ----------------------
     Jefferson A. Bootes, President