Form 10-Q
period 2000-12-31
J A B INTERNATIONAL INC
filed 2001-05-08
CIK 715583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2000


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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                         DURING THE PRECEDING FIVE YEARS

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

     Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended June 30, 2000.

                           J.A.B. INTERNATIONAL, INC.
                     Financial Statements Table of Contents




         FINANCIAL STATEMENTS                                    Page #


            Balance Sheet                                          F-1


            Statements of Operations                               F-2


            Statement of Stockholders' Equity                      F-3


            Cash Flow Statements                                   F-10


            Notes to the Financial Statements                      F-12

                           J.A.B. INTERNATIONAL, INC.
                         ( A Development Stage Company)
                                  BALANCE SHEET
                             As of December 31, 2000
                                and June 30, 2000





       ASSETS

                                                                 December 31,         June 30,
                                                                         2000             2000
                                                             ----------------   --------------
CURRENT ASSETS                                                (Unaudited)

       Cash                                                    $        1,039   $       15,245
                                                             ----------------   --------------

                  Total Current Assets                                  1,039           15,245

       Mineral Properties and Mining Equipment, Net                 3,836,249        3,841,255
                                                             ----------------   --------------

                  Total Properties                                  3,836,249        3,841,255

       TOTAL ASSETS                                              $  3,837,288    $   3,856,500
                                                             ================   ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURENT LIABILITIES

       Accounts payable and accrued liabilities                  $  2,488,195    $   2,313,197
       Liability due to litigation                                  4,851,229        4,851,229
                                                             ----------------   --------------

                  Total current liabilities                         7,339,424        7,164,426

SHAREHOLDERS' EQUITY

       Common stock - $.001 par value;
          authorized 10,000,000 shares;
          issued and outstanding,  6,419,455 shares                55,738,158       55,738,158
       Accumulated Deficit                                       (11,260,214)     (11,260,214)
       Accumulated Deficit during the Development Stage          (47,980,080)     (47,785,870)
                                                             ----------------   --------------

                  Total shareholders' equity                      (3,502,136)      (3,307,926)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                       $  3,837,288    $   3,856,500
                                                             ================   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                      For the six months ended December 31,
                      2000 and 1999 and for the Period From
                                  July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                            Through December 31, 2000
                                   (Unaudited)





                                                                                                                Period from
                                                                                                               July 1, 1989
                                                                                                                    Through
                                                                                                               December 31,
                                                                                  2000              1999               2000
                                                                     ----------------- -----------------  -----------------

                                                                     ----------------- -----------------  -----------------
REVENUES
       Sale of Joint Venture                                          $              -  $              -   $      4,232,000
       Other Income                                                                176                 -            193,956
       Interest                                                                  2,873             4,879            222,413
                                                                     ----------------- -----------------  -----------------

       TOTAL REVENUES                                                            3,049             4,879          4,648,369
                                                                     ----------------- -----------------  -----------------

 EXPENSES

       General and Administrative                                              197,259           130,510         21,185,158
       General Mining and Exploration                                                -                 -         13,622,893
       Impairment of Development Costs                                               -                 -          5,393,115
       Loss on Lease & Equipment Abandonments                                        -                 -          1,586,623
       Depreciation and Amortization                                                 -                 -          1,686,693
       (Gain) Loss on Sale of Mining Equipment                                       -                 -            171,174
       Interest Expense                                                              -                 -            498,494
       Loss from Litigation & Settlement                                             -                 -          8,628,761
                                                                     ----------------- -----------------  -----------------

       TOTAL EXPENSES                                                          197,259           130,510         52,772,911
                                                                     ----------------- -----------------  -----------------

       Loss Before Extra-ordinary Item                                        (194,210)         (125,631)       (48,124,542)
        Extra-ordinary Item, Net Gain from Debt
          Extinguishment, Net of Tax                                                 -                 -            144,462
                                                                     ----------------- -----------------  -----------------

NET INCOME (LOSS)                                                             (194,210)         (125,631)       (47,980,080)
                                                                     ================= =================  =================

NET LOSS PER COMMON SHARE                                                        (0.04)             (0.27)
                                                                     ================= =================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                        4,449,455           458,681
                                                                     ================= =================

(Note: weighted averages are adjusted for reverse stock split during 1999)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
              For the three months ended December 31, 2000 and 1999
                                   (Unaudited)



                                                                2000                  1999
                                                         ----------------        ----------------
REVENUES

                Other Income                              $            40        $              -
         Interest                                                   1,220                   2,941
                                                         ----------------        ----------------

                          TOTAL REVENUES                            1,260                   2,941
                                                         ----------------        ----------------

 EXPENSES

                             General and                           75,770                  16,545
                          Administrative
                                                         ----------------        ----------------

                          TOTAL EXPENSES                           75,770                  16,545
                                                         ----------------        ----------------

NET INCOME (LOSS)                                         $       (74,510)       $        (13,604)
                                                         ================        ================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                        For the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                            Through December 31, 2000
                                   (Unaudited)


                                                             COMMON STOCK
                                                   --------------------------------                 Accumulated
                                                                                                      Deficit
                                                       Number                                        During the
                                                         of                       Accumulated        Development
                                                       Shares        Amount        Deficit              Stage         Total
                                                   ------------ --------------- -----------------  ---------------- -------------

Balance, June 30, 1989                                 123,304      12,318,877      (11,260,214)                 -     1,058,663

Issuance of stock for options
   on mining                                             1,567         117,500                -                  -       117,500
properties
Sales of stock in private placement,
   net of offering costs                                15,000         434,000                -                  -       434,000
Issuance of stock for services                           2,350          72,500                -                  -        72,500
Sale of stock in private
placement,
   net of offering costs                                13,173         828,110                -                  -       828,110
Issuance of units for debt
   to affiliates                                         7,376         553,242                -                  -       553,242
Net Loss                                                     -               -                -           (768,436)     (768,436)
                                                   ------------ --------------- -----------------  ---------------- -------------

Balance, June 30, 1990                                 162,770      14,324,229      (11,260,214)          (768,436)    2,295,579


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                        For the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                            Through December 31, 2000


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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                           Through December 31, 2000

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


                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                           Through December 31, 2000

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                           Through December 31, 2000

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                           Through December 31, 2000

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                        For the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                            Through December 31, 2000


                                                          COMMON STOCK
                                                    ------------------------                      Accumulated
                                                                                                    Deficit
                                                     Number                                        During the
                                                       of                       Accumulated       Development
                                                     Shares       Amount          Deficit            Stage          Total
                                                    -----------  -----------   --------------  ---------------  ----------------


Balance, June 30, 1998                                 5,504,179    53,643,325    (11,260,214)    (38,799,154)       3,583,957
Issuance of stock to Company Director                  3,730,861       894,287              -               -          894,287
Reverse stock split, 1-for-12                         (8,365,585)            -              -               -                -
Issuance of stock persuant to merger                   3,580,000         3,580              -               -            3,580
Net Loss                                                       -             -              -      (8,368,069)      (8,368,069)
                                                    ------------ ------------- --------------- ---------------  ----------------

Balance, June 30, 1999                                 4,449,455    54,541,192    (11,260,214)    (47,167,223)      (3,886,245)

Stock issued for retirment of debt
            accrued for services during prior year     1,330,000       987,500                                         987,500
Stock issued to retire demand note                       174,209        57,017                                          57,017
Stock issued for cash                                    465,791       152,449                                         152,449

Net Loss                                                                                             (618,647)        (618,647)
                                                    ------------ ------------- --------------- ---------------  ----------------

Balance,  June 30, 2000                                6,419,455    55,738,158    (11,260,214)    (47,785,870)      (3,307,926)

Net Loss                                                                                             (194,210)        (194,210)
                                                    ------------ ------------- --------------- ---------------  ----------------

Balance, December 31, 2000                             6,419,455   $55,738,158   $(11,260,214)   $(47,980,080)     $(3,502,136)
                                                    ============ ============= =============== ===============  ================
(Unaudited)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                        For the six months ended December
                          31, 2000 and 1999 and for the
                            Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                            Through December 31, 2000
                                   (Unaudited)




                                                                                                      Period From
                                                                                                      July 1, 1989
                                                                                                        Through
                                                                                                      December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                  2000            1999                2000
                                                                    -------------  --------------  ---------------
       Net  (loss)                                                       (194,210)       (125,631)     (47,980,080)
       Gain on debt restructuring                                                                        (144,462)
       Impairment of development costs                                                                   5,393,115
       Depreciation and amortization                                                                     1,686,693
       Loss on lease abandonments                                                                        1,638,665
       Loss on littigation settlement                                                                    8,598,761
       (Gain) loss on sale of mining equipment                                                              49,164
       Other                                                                                                43,576
       Shareholder payment of services                                                                     105,055
       Stock and debt for services                                                                       2,761,439
       Change in note receivable                                                                            47,462
       Change in inventory                                                                                   2,290
       Change in prepaid expenses                                                                          501,736
       Change in deposits and other current assets                                                       (115,961)
       Change in deposits                                                   5,006         (1,933)           22,057
       Change in accounts payable and accrued liabilities                 190,243         128,241        4,988,962
                                                                    -------------  --------------  ---------------

                  Total adjustments                                       195,249         126,308       25,578,552
                                                                    -------------  --------------  ---------------

       Net cash usded in operating activities                               1,039              677    (22,401,528)

CASH FLOWS FROM INVESTING ACTIVITIES

       Acquisition of mineral properties, equipment
          and deferred developments                                                                    (5,164,817)
       Acquisition of office equipment                                                                   (278,987)
       Proceeds from sale of equipment                                                                     384,356
       Proceeds from the acquisition of Trans-Russian                                                       20,060
                                                                    -------------  --------------  ---------------

       Net cash flows provided by (used in) investing activites                 -                  -   (5,039,388)
                                                                    -------------  --------------  ---------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                        For the six months ended December
                          31, 2000 and 1999 and for the
                            Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                            Through December 31, 2000
                                   (Unaudited)

                                                                                                          Period From
                                                                                                         July 1, 1989
                                                                                                              Through
                                                                                                         December 31,
CASH FLOWS FROM FINANCING ACTIVITIES                                               2000          1999            2000
                                                                       ---------------- -------------  --------------
       Advances from affiliates                                                                             2,009,127
       Payments made to                                                                                      (343,798)
       affiliates
       Proceeds from issuance of stock                                                                     26,488,964
       Proceeds from warrant extensions                                                                       207,750
       Proceeds from issuance of notes payable                                                                870,043
       Payments of long-term debt                                                                          (2,093,979)
       Proceeds from convertible debenture                                                                    300,000
                                                                       ---------------- -------------  --------------

       Net cash provided by (used in) financing activities                            -             -      27,438,107
                                                                       ---------------- -------------  --------------

CASH RECONCILIATION

       Net increase (decrease) in cash                                            1,039           677          (2,809)
       Cash at beginning of period                                                    -             -           3,848
                                                                       ---------------- -------------  --------------

       CASH AT END OF PERIOD                                                      1,039           677          1,039
                                                                       ================ =============  ==============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
       Cash paid during the year for interest
          (net of amounts capitalized)                                 $              -  $          -
                                                                       ================ =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                          Notes to Financial Statements
                   (Information with Respect to the Six Months
                 Ended December 31, 2000 and 1999 is Unaudited)


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

Income  (Loss)  per  Common  Stock
- ----------------------------------

Income (loss) per share of common stock is computed based on the weighted average number of shares outstanding. Warrants, options and convertible debentures have not been included in the calculation as their effect would be anti-delusive. All common shares included in the financial statements reflect are verse stock split of 1:12, which the Board of Directors approved and was effective as of April 13, 1999.

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

Earnings  Per  Share
- --------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which was adopted by the Company for the year ended June 30, 1997. SFAS128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

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

New  Accounting  Pronouncements
- -------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No.130 (SFAS 130), Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will be adopted by the Company for the year ended December 31, 1998. Prior period financial statements provided for comparative purposes will be reclassified, as required. Upon adoption, the Company does not expect SFAS 130 to have a material effect upon the Company's financial condition or results of operations.

In June 1997, the FASB issued Statements of Financial Accounting Standards No.131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments,differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS

131 has beenadopted by the Company for the year ended December 31, 1998. This statement has no effect on financial statements traditionally presented by the Company, but increases required disclosures.


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
            -------------

At December 31, 2000, the Company had available net operating loss carryforwards forfinancial statement and federal income tax purposes. These loss carryforwards expire between 2001 and 2020.

The Company has reported income tax losses of approximately $58,500,000 in prioryears. In general, income tax losses are carried forward to future years toreduce future income taxes, however, the full amount of these losses is not available or has been reduced.

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

The Company offered a 1 for 12 reverse stock split on April 13, 1999 leaving 869,455 common shares issued and outstanding.

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

During fiscal 1998, the following major equity transactions occurred:

The Company effected a 10 for 1 reverse stock split. To effect the split, theCompany's authorized, issued, and outstanding no par stock was reduced from53,705,482 to 5,504,179.

At year end, the Company shareholders' equity had increased 2,673,600 and iscarried as subscribed common stock.

The Company sold 1,867,131 shares of Common Stock for $2,224,599. These shareswere sold pursuant to Regulation S of the Securities Act of 1933.

The Company issued 500,000 shares of Common Stock with a value of $3,250,001.The shares were registered with the Securities and Exchange Commission on FormS-8.

The following shares were sold under Regulation D and Section 4(2) of theSecurities Act of 1933. Investors who acquires such shares were required to beaccredited investors. The Company has agreed to register the shares pursuant toa registration statement to be filed with the Securities and ExchangeCommission. The Company sold 600,000 restricted shares of Common Stock at $.125per share wherein the Company received net proceeds of $75,000; 1,822,221restricted shares of Common Stock at $.15 per share wherein the Company receivednet proceeds of $290,000; 4,300,000 restricted shares of Common Stock at $.07per share wherein the Company received net proceeds of $301,000; 6,600,000restricted shares of Common Stock at $.10 per share wherein the Company receivednet proceeds of $660,000; 670,000 restricted shares of Common Stock at $.50 pershare wherein the Company received net proceeds of $335,000; 1,750,00 restrictedshares of Common Stock at $.184 per share wherein the Company received netproceeds of $322,000; 60,000 restricted shares of Common Stock at $.50 per sharewherein the Company received net proceeds of $30,000; 1,150,000 restrictedshares of Common Stock at $.184 per share wherein the Company received netproceeds of $211,600. The Company sold 5,000,001 shares of Common Stock underRegulation S at $.65 per share wherein the Company received net proceeds of$3,250,000.

During fiscal 1997, the following major equity transactions occurred:

The Company sold 286,756 shares of Common Stock for $1,016,250. These shareswere sold pursuant to Regulation S of the Securities Act of 1933.

The Company issued 2,000 shares of Common Stock with a value of $5,200 inconnection with its acquisition of the New California Placer Mine.

The Company issued 16,500 shares of Common Stock with a value of $41,250. Theshares were registered with the Securities and Exchange Commission on Form S-8.

Shareholders' equity increased by $1,200,000 as shares issued in the prior yearwere used to settle the Zuri Invest litigation. See 100,000 shares below issuedin 1996.

The Company sold 360,001 restricted shares of Common Stock at $.0625 per sharewherein the Company received net proceeds of $225,000; 660,000 restricted sharesof Common Stock at $.07 per share wherein the Company received net proceeds of$460,600; 175,455 restricted shares of Common Stock at $.11 per share whereinthe Company received net proceeds of $193,000; 140,000 restricted shares ofCommon Stock at $.125 per share wherein the Company received net proceeds of$175,000. All shares were sold under Regulation D and Section 4(2) of theSecurities Act of 1933. Investors who acquired such shares were required to beaccredited investors. The Company has agreed to register the shares pursuant toa registration statement to be filed with the Securities and Exchange Commission.

During fiscal 1996, the following major equity transactions occurred:

The Company sold 678,350 shares of Common Stock for $6,875,416. These shareswere sold pursuant to Regulation S of the Securities Act of 1933.

The Company issued 110,000 shares as partial settlement of the Zuri Investlitigation. These shares were held in trust by the adverse party. The stock wasforfeited and was valued at fair market value on the forfeit date, i.e. thetrading price.

The Company issued 21,667 shares as partial settlement of the Royal Bank ofScotland litigation.

During fiscal 1995, the following major equity transactions occurred:

The Company sold 256,667 shares of Common Stock for $3,696,457. These shareswere sold pursuant to Regulation S of the Securities Act of 1933.

During fiscal 1994, the following major equity transactions occurred:

The  Company  issued  21,510  shares of Common  Stock in  exchange  for  certain
legal,engineering,   consulting,   and  employment   services  rendered  to  the
Companytotaling $938,159.(*)

The Company issued shares of the Company's Common Stock pursuant to a serviceagreement with James Anderson totaling $421,875.

The Board of Directors of the Company approved a 15-for-1 reserve stock spliteffective November 29, 1993.

During fiscal 1993, the following major equity transactions occurred:

The  Company   issued  53,940   shares  of  Common  Stock  in  connection   with
itsacquisition of Trans-Russian. Total reduction in equity in relation to theacquisition was $84,176.(*)

In connection with its mining properties, the Company issued 3,729 shares ofCommon Stock for accrued lease payments of $107,710, prepayment of certain leaseexpenses of $113,153, and acquisition of mining equipment of $34,375.(*)

The Company issued 10,514 shares of Common Stock with a value of $713,494 insatisfaction of outstanding debt obligations amounting to $558,592.(*)

The Company issued 10,026 shares of Common Stock with a value of $500,285 insatisfaction of the Company's obligation to CSGM of $574,750.(*)

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

On April 4, 1996, the Company was served with the Andersons' answer to the Sacramento Action and they're cross-complaint against the Company. The answer generally denied the allegations of the Company's complaint and asserted various affirmative defenses. The cross- complaint seeks judicial determination and declarations that the Company (1) is obligated to advance the Andersons' defense costs (including costs of appeal) in the Zuri litigation and defense costs in the Federal Action and (2) is obligated to indemnify them from the judgment in the Zuri Invest litigation and any judgment that might be rendered against them in the Federal Action.

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

This report contains information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. Such beliefs reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward- looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Liquidity and Capital Resources

The mining industry is capital intensive and the Company is continuing its efforts to develop active mining operations. During the fiscal quarter ended December 31, 2000, the Company raised approximately $0 from the sale of shares of common stock. Consistent with prior years, the Company derived no material revenues from operations. The Company's accumulated deficit at December 31, 2000 was $59,240,294, compared to accumulated deficit at December 31, 1999 of $58,553,068. As of December 31, 2000, the Company had negative working capital of $7,338,385, compared to $7,338,447 as of December 31, 1999. Mineral properties and mining equipment, net of depreciation was $3,836,249 as of December 31, 2000 and $3,841,255 as of December 31, 1999.

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

During the fiscal quarter ended December 31, 2000, the Company continued to be in default with respect to certain mining properties and certain county taxes. The lessors have taken action to foreclose on the leases. Default judgments were entered against the company by Rising Sun,

Ruby Development and Kate Hardy Mines. The Company estimates mining development and operating costs will be approximately $4 million for the next fiscal year, assuming the Company is able to obtain adequate financing on terms acceptable to the Company. The majority of these funds will be used to exploration and development operations. There can be no assurance that ht Company will be able to obtain such financing, or that such financing, or that the terms of such financing will be acceptable to the Company.

Results Of Operations

The Company had total revenues of 1,260 for the fiscal quarter ended December 31, 2000 as compared to total revenues of $2,941 for the fiscal quarter ended December 31, 1999. Revenues were primarily derived from other income of $40 and interest income of $1,220 for the fiscal quarter ended December 31, 2000, as compared to $0 and $2,941, respectively, for the fiscal quarter ended September 30, 1999. The Company had no material revenues from mining operations, which is consistent with the year ended June 30, 1999 and June 30, 1998.

The Company had a net loss of $74,510 for the fiscal quarter ended December 31, 2000, as compared to a net loss of $13,604 for the fiscal quarter ended September 30, 1999. The increase in the size of the net loss of approximately $60,906 is largely attributable to an increase in general and administrative expenses. General and Administrative expenses increased from $16,545 for the fiscal quarter ended December 31, 1999 to $75,770 for the fiscal quarter ended December 31, 2000.

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


(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company for the fiscal quarter ended December 31, 2000.





                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             JAB INTERNATIONAL, INC.
                                  (Registrant)


By: /s/ Stephen H. Durland                  Date: 8 May 01
   ---------------------------                  ----------------------
     Stephen A. Durland
     Chief Financial Officer