Form 10-Q
period 2001-03-31
J A B INTERNATIONAL INC
filed 2001-05-15
CIK 715583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001


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

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended June 30, 2000.



J.A.B. INTERNATIONAL, INC.

Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                   Page #

         Balance Sheet ......................................................F-1

         Statements of Operations............................................F-2

         Statement of Stockholders' Equity...................................F-4

         Cash Flow Statements...............................................F-11

         Notes to the Financial Statements..................................F-13

                           J.A.B. INTERNATIONAL, INC.
                         ( A Development Stage Company)
                                  BALANCE SHEET
                              As of March 31, 2001
                                and June 30, 2000





       ASSETS
                                                                  March 31,       June 30,
                                                                     2001           2000
                                                               ---------------- ---------------
              CURRENT ASSETS
       Cash                                                      $        1,820  $       15,245
                                                               ---------------- ---------------

                  Total Current Assets                                    1,820          15,245

       Mineral Properties and Mining Equipment, Net                   3,836,249       3,841,255
                                                               ---------------- ---------------

                  Total Properties                                    3,836,249       3,841,255


       TOTAL ASSETS                                                $  3,838,069   $   3,856,500
                                                               ================ ===============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURENT LIABILITIES

       Accounts payable and accrued liabilities                    $  2,563,195   $   2,313,197
       Note payable                                                      13,200               -
       Liability due to litigation                                    4,851,229       4,851,229
                                                               ---------------- ---------------

                  Total current liabilities                           7,427,624       7,164,426

SHAREHOLDERS' EQUITY

       Common stock - $.001 par value;
          authorized 10,000,000 shares;
          issued and outstanding,  24,358,365 shares                 55,789,158      55,738,158
       Accumulated Deficit                                          (11,260,214)    (11,260,214)
       Accumulated Deficit during the Development Stage             (48,118,499)    (47,785,870)
                                                               ---------------- ---------------

                  Total shareholders' equity                         (3,589,555)     (3,307,926)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                         $  3,838,069   $   3,856,500
                                                               ================ ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                For the nine months ended March 31, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                             Through March 31, 2001






                                                                                             Period from
                                                                                            July 1, 1989
                                                                                               Through
                                                                                              March 31,
                                                                   2001          2000            2001
                                                            --------------- --------------- ---------------
                                                              (Unaudited)     (Unaudited)      (Unaudited)
REVENUES
       Sale of Joint Venture                                $             -  $            -   $   4,232,000
       Other Income                                                     176               -         193,956
       Interest                                                       4,123           7,539         223,663
                                                            --------------- --------------- ---------------

       TOTAL REVENUES                                                 4,299           7,539       4,649,619
                                                            --------------- --------------- ---------------

 EXPENSES
       General and Administrative                                   335,728         286,044      21,323,627
       General Mining and Exploration                                     -               -      13,622,893
       Impairment of Development Costs                                    -               -       5,393,115
       Loss on Lease & Equipment Abandonments                             -               -       1,586,623
       Depreciation and Amortization                                      -               -       1,686,693
       (Gain) Loss on Sale of Mining Equipment                            -               -         171,174
       Interest Expense                                                   -               -         498,494
       Loss from Litigation & Settlement                                  -               -       8,628,761
                                                            --------------- --------------- ---------------

       TOTAL EXPENSES                                               335,728         286,044      52,911,380
                                                            --------------- --------------- ---------------

       Other expense - interest                                      (1,200)                         (1,200)

       Loss Before Extra-ordinary Item                             (332,629)       (278,505)    (48,262,961)
       Extra-ordinary Item, Net Gain from Debt
       Extinguishment, Net of Tax                                         -               -         144,462
                                                            --------------- --------------- ---------------

NET INCOME (LOSS)                                                  (332,629)       (278,505)    (48,118,499)
                                                            =============== =============== ===============

NET LOSS PER COMMON SHARE                                             (0.02)          (0.02)
                                                            =============== ===============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                            20,958,366      17,300,865
                                                            =============== ===============

(Note: weighted averages are adjusted for 3 for 1 split during 2001 and a reverse stock split during 1999)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                      2001           2000
                                                           ---------------      ----------------

REVENUES
       Other Income                                        $             -      $              -
       Interest                                                      1,250                 2,659
                                                           ---------------      ----------------

       TOTAL REVENUES                                                1,250                 2,659
                                                           ---------------      ----------------

 EXPENSES

       General and Administrative                                   87,469                80,534
                                                           ---------------      ----------------

       TOTAL EXPENSES                                               87,469                80,534
                                                           ---------------      ----------------

       Other expense - interest                                     (1,200)                    -

NET INCOME (LOSS)                                           $      (87,419)     $        (77,875)
                                                           ===============      ================







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                        For the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                             Through March 31, 2001



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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                        For the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                             Through March 31, 2001


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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                             Through March 31, 2001

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


                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                             Through March 31, 2001

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                             Through March 31, 2001

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)


                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                             Through March 31, 2001

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

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)

                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Years Ended June 30, 2000 and 1999
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                             Through March 31, 2001

                                                            COMMON STOCK                         Accumulated
                                                      -------------------------
                                                                                                  Deficit
                                                       Number                                    During the
                                                         of                     Accumulated     Development
                                                       Shares       Amount        Deficit          Stage          Total
                                                      -----------  ------------ --------------  -------------- --------------
Balance, June 30, 1998                                  5,504,179    53,643,325   (11,260,214)    (38,799,154)      3,583,957

Issuance of stock to Company Director                   3,730,861       894,287             -               -         894,287
Reverse stock split, 1-for-12                          (8,365,585)            -             -               -               -
Issuance of stock persuant to merger                    3,580,000         3,580             -               -           3,580
Stock issued for cash                                                    57,017                                        57,017

Net Loss                                                        -             -             -      (8,468,069)     (8,468,069)
                                                      -----------  ------------ --------------  -------------- --------------

Balance, June 30, 1999                                  4,449,455    54,598,209   (11,260,214)    (47,267,223)     (3,929,228)

Stock issued for retirment of debt accrued for
services during prior year                              1,330,000       987,500                                       987,500
Stock issued to retire demand note                        174,209        57,017                                        57,017
Stock issued for cash                                     465,791       152,449                                       152,449

Net Loss                                                                                             (618,647)       (618,647)
                                                      -----------  ------------ --------------  -------------- --------------

Balance, June 30, 2000                                  6,419,455    55,795,175   (11,260,214)    (47,885,870)     (3,350,909)
                                                      ===========  ============ ==============  ============== ==============

Stock issued for services                               1,700,000        51,000                                        51,000
Stock split, 3 shares for 1 share                      16,238,910
Net Loss                                                                                             (332,629)       (332,629)
                                                      -----------  ------------ --------------  -------------- --------------

Balance, March 31, 2001                                24,358,365  $ 55,789,158 $ (11,260,214)  $ (48,118,499) $   (3,589,555)
                                                      ===========  ============ ==============  ============== ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                For the nine months ended March 31, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                             Through March 31, 2001
                                  (Unaudited)


                                                                                                             Period From
                                                                                                            July 1, 1989
                                                                                                                 Through
                                                                                                               March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                     2001         2000          2001
                                                                                ------------- ------------ -------------
   Net  (loss)                                                                       (332,629)    (278,505)  (48,118,499)

   Gain on debt restructuring                                                                                   (144,462)
   Impairment of development costs                                                                             5,393,115
   Depreciation and amortization                                                                               1,686,693
   Loss on lease abandonments                                                                                  1,638,665
   Loss on littigation settlement                                                                              8,598,761
   (Gain) loss on sale of mining equipment                                                                        49,164
   Other                                                                                                          43,576
   Shareholder payment of services                                                                               105,055
   Stock and debt for services                                                         51,000                  2,812,439
   Change in note receivable                                                                                      47,462
   Change in inventory                                                                                             2,290
   Change in prepaid expenses                                                                                    501,736
   Change in deposits and other current assets                                                                  (115,961)
   Change in deposits                                                                   5,006        2,845        22,057
   Change in accounts payable and accrued liabilities                                 249,998      123,211     5,063,962
                                                                                ------------- ------------ -------------

                       Total adjustments                                              306,004      126,056    25,704,552
                                                                                ------------- ------------ -------------

   Net cash usded in operating activities                                             (26,625)    (152,449)  (22,413,947)

CASH FLOWS FROM INVESTING ACTIVITIES


   Acquisition of mineral properties, equipmentand deferred developments                                      (5,164,817)
   Acquisition of office equipment                                                                              (278,987)
   Proceeds from sale of equipment                                                                               384,356
   Proceeds from the acquisition of Trans-Russian                                                                 20,060
                                                                                ------------- ------------ -------------

   Net cash flows provided by (used in) investing activites                                 -            -    (5,039,388)
                                                                                ------------- ------------ -------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                For the nine months ended March 31, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                             Through March 31, 2001
                                  (Unaudited)

                                                                                                        Period From
                                                                                                       July 1, 1989
                                                                                                            Through
                                                                                                          March 31,
CASH FLOWS FROM FINANCING ACTIVITIES                                                2001         2000          2001
                                                                        ---------------- ------------ -------------

       Advances from affiliates                                                                           2,009,127
       Payments made to affiliates                                                                         (343,798)
       Proceeds from issuance of stock                                                        152,449    26,488,964
       Proceeds from warrant extensions                                                                     207,750
       Proceeds from issuance of notes payable                                    13,200                    883,243
       Payments of long-term debt                                                                        (2,093,979)
       Proceeds from convertible debenture                                                                  300,000
                                                                        ---------------- ------------ -------------

       Net cash provided by (used in) financing activities                        13,200      152,449    27,451,307
                                                                        ---------------- ------------ -------------

CASH RECONCILIATION
       Net increase (decrease) in cash                                           (13,425)           -        (2,028)
       Cash at beginning of period                                                15,245            -         3,848
                                                                        ---------------- ------------ -------------

       CASH AT END OF PERIOD                                                       1,820            -         1,820
                                                                        ================ ============ =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the year for interest
          (net of amounts capitalized)                                  $              - $          -
                                                                        ================ ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                          Notes to Financial Statements
                  (Information with Respect to the Nine Months
                   Ended March 31, 2001 and 1999 is Unaudited)

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

NOTE  5  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT
            -------------------------------------------

The Company's net investment in mineral properties and mining equipment is as follows:

                                                               Development         Mining
                                             Land              Costs               Equipment           Total
                                             --------------    -------------    --------------    ----------------
Carson Mine                                  $    2,199,858    $           -    $       42,835    $      2,242,693
Brush Creek Mine                                    408,496                -           403,171             811,667
Gardners' Point and Pioneer Mines                   185,477          770,327           128,521           1,084,325
Ruby Mine                                                 -                -         1,589,229        (*)1,589,229
High Commission Mine                                101,875                -                 -             101,875
Esperanza gold project and Vocar S.A.R.L.
Permits                                               3,580                -                 -               3,580
                                             --------------    -------------    --------------    ----------------
                                                  2,899,286          770,327         2,163,756           5,833,369
Accumulated depreciation                                  -                -        (1,172,549)         (1,172,549)
                                             --------------    -------------    --------------    ----------------
                                                 $2,899,286     $    770,327     $     991,207    $      4,660,820
Less abandoned During 1999                                          (991,207)      (*)(991,207)
                                                 $2,899,286     $    770,327     $           -    $      3,669,613
                                             ==============    =============    ==============    ================

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
            --------------------------------------------

On February 1, 2001, the Company entered into a 120 day note payable for $12,000 with an interest rate of 15% for the 120 day period. Principal and interest were due at the end of the term. The Company will extend the due date until such time that alternative financing becomes available.

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
            ---------------------

During fiscal 2001, the following major equity transactions occurred:

The Company undertook a three for one stock split during the third quarter of fiscal 2001. The earnings per share calculation has been retroactively adjusted in consideration of this split.

The Company issued 1,700,000 common shares for services provided to the Company at a value of $51,000. The President of the Company received 1,000,000 of the 1,700,000 shares issued per his compensation agreement with the Company. These shares were issued prior to the three for one stock split listed above.

During fiscal 2000, the following major equity transactions occurred:

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

Liquidity and Capital Resources

     The mining industry is capital intensive and the Company is continuing its efforts to develop active mining operations. During the fiscal quarter ended March 31, 2001, the Company raised approximately $0 from the sale of shares of common stock. Consistent with prior years, the Company derived no material revenues from operations. The Company's accumulated deficit at March 31, 2001 was $59,378,700, compared to accumulated deficit at March 31, 2000 of $58,705,900. As of March 31, 2001, the Company had negative working capital of $7,425,800. Mineral properties and mining equipment, net of depreciation was $3,836,249 at March 31, 2001 and March 31, 2000.

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

     During the fiscal quarter ended March 31, 2001, the Company continued to be in default with respect to certain mining properties and certain county taxes. The lessors have taken action to foreclose on the leases. Default judgments were entered against the company by Rising Sun, Ruby Development and Kate Hardy Mines. The Company estimates mining development and operating costs will be approximately $4 million for the next fiscal year, assuming the Company is able to obtain adequate financing on terms acceptable to the Company. The majority of these funds will be used to exploration and development operations. There can be no assurance that the Company will be able to obtain such financing, or that such financing, or that the terms of such financing will be acceptable to the Company. During December 2000, the Company filed Chapter 11 under the Bankruptcy laws, and withdrew this application in the quarter ended March 31, 2001.

Results Of Operations

     The Company had total revenues of 1,250 for the fiscal quarter ended March 31, 2001 as compared to total revenues of $2,659 for the fiscal quarter ended March 31, 2000. Revenues consisted of interest income. The Company had no material revenues from mining operations, which is consistent with the year ended June 30, 2000 and June 30, 1999.

     The Company had a net loss of $87,400 for the fiscal quarter ended March 31, 2001, as compared to a net loss of $77,900 for the fiscal quarter ended March 31, 2000. The increase in the size of the net loss of approximately $10,000 is largely attributable to an increase in general and administrative expenses. General and Administrative expenses increased from $80,500 for the fiscal quarter ended March 31, 2000 to $87,500 for the fiscal quarter ended March 31, 2000.

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

                             JAB INTERNATIONAL, INC.
                                  (Registrant)


By: /s/ Stephen H.  Durland                  Date: 05/14/2001
   -----------------------------------          ----------------------
     Stephen H. Durland
     Chief Financial Officer