Form 10KSB
period 2001-06-30
J A B INTERNATIONAL INC
filed 2002-04-19
CIK 715583

--------------------------------------------------------------------------------

                           ---------------------------





                             J A B INTERNATIONAL INC



                               Filing Type: 10KSB
                           Description: Annual Report
                            Filing Date: Apr 19, 2002
                            Period End: Jun 30, 2001

J A B INTERNATIONAL INC - 10KSB - Annual Report                       6/30/2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
        Data provided by EDGAR Online, Inc. (http://www.edgar-online.com)
                           ---------------------------
                                Table of Contents



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                 10KSB OTHER DOC

Part I.........................................................................3
  Item I.  Description of Business.............................................3
  Item 2.  Description of Property............................................10
  Item 3.  Legal Proceedings..................................................16
  Item 4.  Submission of Matters to a Vote of Security Holders................19
Part II.......................................................................19
  Item 5.  Market for Common Equity and Related Stockholder Matters...........19
  Item 6.  Management's Discussion and Analysis or Plan of Operation..........19
  Item 7.  Finacial Statements................................................21
        Independant Auditor's Report.........................................F-1
        Balance Sheet........................................................F-2
        Statement of Operations..............................................F-3
        Statements of Shareholders' Equities.................................F-4
        Cash Flow Statement.................................................F-11
        Notes to the Financial Statements...................................F-13
  Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................22
Part III......................................................................22
  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................22
  Item 10. Executive Compensation.............................................24
  Item 11. Security Ownership of Certain Beneficial Owners and Management.....25
  Item 12. Certain Relationships and Related Transactions.....................25
  Item 13. Exhibits and Reports on Form 8-K...................................26
Signatures ...................................................................27

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-12761

                           J.A.B. INTERNATIONAL, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             NEVADA                                            88-0180496
  ------------------------------                             ---------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                         Identification Number)


                 2400 Augusta Place, Suite 295, Houston, TX 77057
                     --------------------------------------
                    (Address of principal executive offices)

                                 (713) 785-5224
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

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

State Issuer's revenues for its most recent fiscal year: roughly $5,550 from interest off bonds.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 30, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (10,711,893) common shares was approximately $321,356, The most recent transaction prior to June 30, 2001, had a purchase price in the amount of $.03 per share which is the amount the Registrant used for purposes of this disclosure.

The number of shares outstanding of the Common Stock ($.0001 par value) of the Issuer as of the close of business on June 30, 2001 was 24,358,365

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

     The Company currently owns 6 former producing gold mines in the most famous high-grade gold district in California. The Company's land is assessed at
$9,000,000 with a $1,000,000 mill plant on site and a $48,202,000 tax loss carry-forward. The Company currently has over 5,316 acres of patented and un-patented lode and placer claims. Additionally, the Company controls 49,000 feet along a major gold bearing structure. The Company owns both the Brush Creek upper and lower mines, as well as the Carson, High Commission, Gardner's Point and Pioneer Mines. . In fiscal 1997, the Company acquired options to purchase the New California Placer Mine and Wilbank's Placer and Loade Mine. All of these mines, except for the Gardner's Point and Pioneer Mines, are located in the Allegheny-Forest-Downieville mining districts on the western slope of the Sierra Nevada mountain range in northern California and comprise approximately 18,000 acres. Because of the proximity of the mines to each other, at such time as gold prices and mining costs make it cost effective to mine, the Company believes it can efficiently mine and operate these properties since it will be able to take advantage of economies of scale by sharing personnel, mill facilities and equipment.

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

The Company's Current Strategy

1. Honduras,. The company expects to begin a engineering and environmental impact study by mid-June 2002 with the purpose of filing with the Honduran government for final approval to begin logging operations and initial geological studies by June 1, 2002 and limited test mining by October 2002. The company will mine the gold behind the harvest, reclaiming the land and take re-foresting the property as it goes. The project is expected to take 10 years to complete.

2. C.A.R., The Company plans to do several inspection trips in the spring of 2001 to establish the best location of its base camp and plant locations. Once the locations are established and financing in place JAB will ship the need equipment and supplies by ship to Douala, Cameroon and then on to CAR by truck.

     JAB expects to have its first plant and base camp on site by October 2002 with productions set to begin by January of 2003. The company will have geological, engineering and valuation reports conducted along with an airborne magnetic survey to locate the kimberlite source of the diamonds. It is the companies plan to use a small amount of profits from the operation to build schools throughout the country as well as sponsor Doctors and Nurses on trips to the CAR to improve the education and health of the people.

3. Brush Creek Properties- The company plans to follow a clean up and abatement order from the Dept. of Conservation and the US Forest service to bring the properties up to code by July 2002.

     During the summer of 2002 the company intends to have a geologist from A.C.A. Howe on site taking all previous geological and engineering reports completed to date to produce one cohesive report. Once the company has thoroughly gone through the past reports a 10 month exploration program will commence with geological studies to be completed by A.C.A. Howe Inter., engineering and feasibility studies by SNC-Lavalin and valuations to be assessed by and Big 7 accounting firm. This process will be carried out for all of the Companies properties.

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

General

     Pursuant to the unanimous written consent of the Board of Directors of J.A.B. INTERNATIONAL INC. dated June 1, 2001, the board authorized the creation or the acquisition of subsidiaries to hold mining properties.

     On June 4, 2001, the Company acquired 100% of the stock in Gables Company. Inc. a Florida corporation, in exchange for the transfer to Gables Company, Inc. off all personal and real properties, both secured and unsecured, relating to the Brush Creek property located in Northern California.

     On June 13, 2001, the following Florida corporations were created:

a.   J.A.B. Central Africa Inc.;
b.   J.A.B. Honduras Inc.; and
c.   J.A.B. Mexico Inc.

     On June 14, 2001, JAB was issued 100% of the stock in each of these new corporations. On or about June 14, 2001, the following acquisitions or dispositions of assets were commenced:

a. JAB transferred to J.A.B. Central Africa, Inc. all of the assets comprising its mining operations in Central Africa, including all permits related thereto.
b. JAB transferred to J.A.B. Honduras Inc. all of its assets comprising the "Esperanza Gold Project" a 49,000 acre placer gold mine located in Southeastern Honduras.
c. JAB assigned to J.A.B. Mexico, Inc. its rights to acquire certain mineral properties located in Zacataccus, Mexico.

     The Company plans to file for re-listing on the Over the Counter Bulletin Board trading system.

     Further plans are to have the Company listed on the American Stock Exchange as soon as practicable.

Northern California Properties


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

Exploration

     Starting in mid-2002, and subject to the Company's being able to raise necessary working capital, the Company intends to enlist the services of SNC-Lavalin Engineering and A.C.A. Howe International to begin an underground drilling program, starting with the upper (now "Devine Intervention") and lower Brush Creek properties, Gardner's Point and the Carson mine. The Company plans to conduct preliminary exploration and pre-engineering studies. This will include a study of the previous records, sampling of the ore deposits, and test mining selected areas.

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

     The Company intends to enlist the services of a Big 5 accounting firm to prepare our 2002 audit and Geologists A.C.A. Howe Inter. to prepare geological and valuations of the mining project. The Company intends to enlist the services of some of the biggest names in the mining industry to supply the mining and support equipment needed for this project. Some of these individuals will also act as consultants for the on going operation. Also, numerous jewelry manufacturers and diamond wholesale buyers in Europe and the U.S. have been contacted and are willing to buy the entire diamond production as soon as the operation begins.

     Geological and Feasibility Studies. In order to establish if an area is suitable for a mining operation, certain studies and reports have been completed in order to confirm that the proposed site has a significant enough presence of minerals to substantiate the cost of extraction.

     JAB has spent years studying the CAR properties and its potential as a viable mining venture. The data gathered so far has shown that the VOCAR area will produce in excess of 0.23 carats of diamonds per cubic meter and 0.2 grams of gold as well; however, no assurance thereof can be given.

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

Employees

     As of June 30, 2001, the Company had one full-time employee. When operating funds are obtained, employees will be hired to operate the Company's Central African Republic, Northern California and Honduras properties and the Company's corporate offices in the United States.

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

Item 2.   Description of Property.

Office Space

     The Company intends to lease approximately 5,000 square feet of office space located in Houston, Texas, for a monthly rental of approximately $9,000.The proposed lease is for a 5-year term. The Company believes that these facilities will not be adequate to serve the Company's needs for the next 2 years and that approximately 10,000 feet of additional space will be required.

Mining Properties

     The Company is currently in default on property taxes to Sierra County in the sum of $604,833.52. The properties at risk of a tax sale are the Upper and Lower Brush Creek mines, Gardner's Point, Carson and the High Commission mines. The company has made arrangements to pay the taxes immediately upon completion of funding for necessary working capital.

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


Brush Creek Mine.

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

Properties Acquired through Merger with JAB

VOCAR

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

     In fiscal 1996, the Company registered the 1,616,667 shares of Common Stock to be issued and delivered pursuant to the Zuri Agreement the Royal Bank Agreement, which included the 300,000 additional shares that may have been issued pursuant to the Royal Bank Agreement as described above. This number does not include the Forbearance Agreement Shares or the Additional Forbearance Shares (as described above). Currently, the Company is seeking funding for its mining project's in Northern California and plans to settle the remaining debt to Royal Bank which has been negotiated at $150,000 cash and 75,000 shares of the Company's common stock.

The Volcanic Matter.

     On August 12, 1998, Volcanic Resources, LLC filed a complaint against the Company, its past CEO and Chairman of the Board, and two of its directors. On September 16, 1998, Plaintiff filed its First Amended Complaint alleging breach of contract and breach of express warranties against the Company only and alleging fraud, negligent misrepresentation, rescission, constructive trust, declaratory relief and violation of Business and Professions Code section 17200 against all defendants. The underlying contract giving rise to this suit involves a written Exploration, Development and Mine Operating Agreement entered into November 20, 1997 between Sterling Mining, LLC and the Company. Sterling Mining, LLC assigned its rights under the Exploration, Development and Mine Operating Agreement to Plaintiff. In accordance therewith, the individual defendants have obtained a default judgment against the company for $2,071,640. Currently the company is negotiating a settlement of this debt.

The Shareholder Suit.

     In August 1999, Paul Body and other shareholders of the Company filed a complaint against the Company, its past CEO and Chairman of the Board and three of its directors, alleging fraudulent misrepresentations, breach of contract, breach of express and implied contractual obligations, defamation. The plaintiffs purchased shares of common stock in a private offering and allege that the defendants fraudulently misrepresented the financial condition and business prospects of the Company. The defendants also allege that the Company did not register the common stock purchased as it agreed to as part of the private placements. Certain plaintiffs also allege that they were obstructed in their efforts to sell certain of their shares of common stock. With respect to the defamation allegations, the plaintiffs allege that the former chairman of the Company posted publicly on the Internet defamatory statements regarding the plaintiffs and that the Company has never withdrawn or recanted such statements. Plaintiffs have obtained a judgment against the company. The company intends to appeal this judgment in Connecticut Court of appeals.

Other Matters.

     The Company is a party to other various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the business or financial position of the Company.

The company has had the following judgments entered against it:

1. Ruby Development - Judgment for $1,250,000 entered on 6/26/99, default for breech of contact associated with lease of the mine. The Company has taken the position that it was not properly served and will ask the bankruptcy court to set aside the judgment.

2. Kate Hardy / Omega - Judgment for $401,606.46 on 8/3/99, The Company has taken the position that it was not properly served and will ask the bankruptcy court to set aside the judgment.

3. Rising Sun - Judgment for $250,000 entered on 6/16/99, The Company has taken the position that it was not properly served and will ask the bankruptcy court to set aside the judgment.

4. Jean Gasperoni - Judgment for $105,000 entered on 6/10/00, filed suit for commission on funding that the company did not receive. The company is currently negotiating a settlement.

5. ACP-Laurich - Judgment for $50,000, Default judgment for lease on office space that the company never occupied.

6. Robert Half Inter. - Judgment for $21,481.79, dated 3/23/99 in Nevada County Superior Court, California. The company plans to settle this judgment in full.

7. Western Capital Group for $300,000, Financial Public Relations firm in Aurora, Co. had a consulting agreement with Brush Creek from May 1, 1998 through October 1, 1998. Award by Arbitrator on Dec. 30, 1998 of $209,211.00 Plus costs of $2,323.50 and interest of 8% per month from Aug. 1, 1998. This dept was converted to a judgment on 7/10/00 in District Court, Denver, Colorado. The company is currently seeking to settle this judgment.

Bankruptcy

     On December 1, 2000 JAB filed for Chapter 11 Bankruptcy protection in Orange County Florida for protection from creditors and to reorganize the Company in order to obtain funding for mining projects. The bankruptcy was dismissed on February 15, 2001 for failure to file a plan for reorganization.

     On June 7, 2001, Gables Company, Inc. a wholly owned subsidiary of the Company filed for Chapter 11 bankruptcy protection in Palm Beach County, Florida in order to protect the assets of the Company from being sold in a tax sale in Sierra County, CA. On November 12, 2001 the bankruptcy court converted the bankruptcy to Chapter 7 because of the Company's inability to file a proper plan with the court. Currently, the Company is seeking funding for the projects in Northern California in order to convert the bankruptcy back to Chapter 11. The Company is also seeking relief from the tax debt due to what the Company believes is an unlawful increase in the tax assessment by Sierra County.

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

          Common Stock                     High ($)             Low ($)
          ------------                     --------             -------
          3rd Quarter 2000                   0.06                 .06
          4th Quarter 2000                    .06                 .03
          1st Quarter 2001                    .04                 .03
          2nd Quarter 2001                    .03                 .01
          3rd Quarter 2001                    .02                 .01
          4th Quarter 2001                    .005                .003

     The Company has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

     The mining industry is capital intensive. During the fiscal year ended June 30, 2001, the Company raised $50,000 from private investors. Consistent with prior years, the Company derived no material revenues from operations. The Company's accumulated deficit at June 30, 2001 was $(59,463,175), compared to accumulated deficit at June 30, 2000 of $(59,146,084). As of June 30, 2001, the Company had negative working capital of $(3,674,017). As of June 30, 2000, the Company had negative working capital of $(3,307,926). The decrease in working capital is largely attributable to an increase in current liabilities due to litigation. Office furniture and equipment has decreased due to property abandonment. Mineral properties and mining equipment, net of depreciation was $3,836,249 as of June 30, 2001 and $3,669,613 as of June 30, 2000. The decrease in Mining properties and mining equipment is mainly attributable to defaults on leases and property abandonment.

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

     During the 2001 fiscal year, the Company continued to be in default with respect to certain mining properties and certain county taxes. Default judgments were entered against the company by Rising Sun, Ruby Development and Kate Hardy Mines. The Company estimates mining development and operating costs will be approximately $ 4 million for the next fiscal year, assuming the Company is able to obtain adequate financing on terms acceptable to the Company. The majority of these funds will be used to exploration and development operations. There can be no assurance that ht Company will be able to obtain such financing, or that such financing, or that the terms of such financing will be acceptable to the Company.

Results Of Operations

     The Company had total revenues of $5,555 for the year ended June 30, 2001 as compared to total revenues of $41,584 for the year ended June 30, 2000. Revenues were primarily derived from logging income of $7,539 and interest income of $5,379 for the fiscal year ended June 30, 2001, as compared to interest income of $8,949 for the fiscal year ended June 30, 2000. The Company had no material revenues from mining operations, which is consistent with the year ended June 30, 2000 and June 30, 2001.

     The Company had a net loss of $417,091 for the fiscal year ended June 30, 2001, as compared to a net loss of $(618,647) for the fiscal year ended June 30, 2000. The decrease in the size of the net loss of approximately $201,556 is largely attributable to a decrease in general and administrative expenses, general mining and exploration expenses, lease and property abandonment and loss due to litigation. General and Administrative expenses decreased from $660,231 for the fiscal year ended June 30, 2000 to $420,996 for the fiscal year ended June 30, 2001. General mining and mineral exploration expenses stayed the same at $0 for the fiscal year ended June 30, 2000 and $0 for the fiscal year ended June 30, 2001. There were no losses due to lease and property abandonment and also loss due to litigation. The decrease in general mining and exploration costs, and the decrease in general and administrative expenses are primarily due to the cessation of the Company's operations.

Item 7.  Financial Statements.











                          J. A. B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          (a development stage company)

                              FINANCIAL STATEMENTS







                          AS OF JUNE 30, 2001 AND 2000

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     Financial Statements Table of Contents





FINANCIAL STATEMENTS                                           Page #

Independent Auditor's Report                                     F-1

Balance Sheets                                                   F-2


Statements of Operations                                         F-3


Statement of Stockholders' Equity                                F-4


Statements of Cash Flows                                        F-11


Notes to the Financial Statements                               F-12

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS




To the Board of Directors and Stockholders
J.A.B. INTERNATIONAL, INC.
Orlando, Florida



We have audited the accompanying balance sheet of J.A.B. International, Inc. (a development stage enterprise) as of June 30, 2001 and 2000, and the related statement of operations, stockholders' equity, and cash flows for the two years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J.A.B. International, Inc. (a development stage enterprise), as of June 30, 2001 and 2000 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2001 and 2000, and the period from the date of resumption of development stage activities July 1, 1989) through June 30, 2001 in conformity with generally accepted accounting principles.

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


/s/Gately & Associates, LLC
Gately & Associates, LLC
Certified Public Accountants
Orlando, Florida
April 3, 2002

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                         ( A Development Stage Company)
                                  BALANCE SHEET
                      As of June 30, 2001 and June 30, 2000

        ASSETS
                                                                   June 30,        June 30,
                                                                     2001            2000
                                                               --------------   ---------------
CURRENT ASSETS
   Cash                                                        $       2,808    $      15,245
                                                               --------------   ---------------
     Total Current Assets                                              2,808           15,245

   Mineral Properties and Mining Equipment, Net                    3,836,249        3,841,255
                                                               -------------    ---------------
         Total Properties                                          3,836,249        3,841,255

   TOTAL ASSETS                                                 $  3,839,057    $   3,856,500
                                                               =============    ===============
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURENT LIABILITIES
   Accounts payable and accrued liabilities                     $  2,638,195    $   2,313,197
   Note payable                                                       23,650                -
   Liability due to litigation                                     4,851,229        4,851,229
                                                               -------------    ---------------

         Total current liabilities                                 7,513,074        7,164,426

SHAREHOLDERS' EQUITY
   Common stock - $.001 par value;
      authorized 10,000,000 shares;
      issued and outstanding,  24,358,365 shares                  55,789,158       55,738,158
   Accumulated Deficit                                           (11,260,214)     (11,260,214)
   Accumulated Deficit during the Development Stage              (48,202,961)     (47,785,870)
                                                               -------------    ---------------
         Total shareholders' equity                               3,674,017)       (3,307,926)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                     $  3,839,057     $   3,856,500
                                                               =============    ===============



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                         (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
               For the twelve months ended June 30, 2001 and 2000
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2001

                                                                                                    Period from
                                                                                                 July 1, 1989
                                                                                                   Through
                                                                                                   June 30,
                                                                       2001            2000          2001
                                                                   --------------------------------------------
REVENUES

    Sale of Joint Venture                                          $        -   $          -    $   4,232,000
    Other Income - logging                                                176         32,635          193,956

          Interest                                                      5,379          8,949          224,919
                                                                   ----------   ------------    ---------------
    TOTAL REVENUES                                                      5,555         41,584        4,650,875
                                                                   ----------   ------------    ---------------

 EXPENSES
    General and Administrative                                        420,996        286,044       21,408,895
    General Mining and Exploration                                          -              -       13,622,893
    Impairment of Development Costs                                         -              -        5,393,115
    Loss on Lease & Equipment Abandonments                                  -              -        1,586,623
    Depreciation and Amortization                                           -              -        1,686,693
    (Gain) Loss on Sale of Mining Equipment                                 -              -          171,174
    Interest Expense                                                        -              -          498,494
    Loss from Litigation & Settlement                                       -              -        8,628,761
                                                                   ----------   ------------    ---------------
     TOTAL EXPENSES                                                   420,996        286,044       52,996,648
                                                                   ----------   ------------    ---------------
    Other expense - interest                                           (1,650)                         (1,650)

    Loss Before Extra-ordinary Item                                  (417,091)      (244,460)     (48,347,423)
     Extra-ordinary Item, Net Gain from Debt

       Extinguishment, Net of Tax                                           -              -          144,462
                                                                   ----------   ------------    ---------------

NET INCOME (LOSS)                                                    (417,091)      (244,460)     (48,202,961)
                                                                   ==========   ============    ===============

NET LOSS PER COMMON SHARE                                               (0.02)         (0.01)
                                                                   ==========   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                              20,958,366     17,300,865
                                                                   ==========   ============

(Note: weighted averages are adjusted for 3 for 1 split during 2001 and a reverse stock split during 1999)


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                          For the twelve months ended
                             June 30, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2001


                                                    COMMON STOCK                              Accumulated
                                                                                                 Deficit
                                                                                               During the
                                                                             Accumulated       Development
                                           Number of Shares     Amount         Deficit            Stage          Total
                                           -----------------------------------------------------------------------------
Balance, June 30, 1989                         123,304      12,318,877       (11,260,214)              -      1,058,663

Issuance of stock for options
   on mining properties                          1,567         117,500                 -               -        117,500
Sales of stock in private placement,
   net of offering costs                        15,000         434,000                 -               -        434,000
Issuance of stock for services                   2,350          72,500                 -               -        72,500
Sale of stock in private placement,
   net of offering costs                        13,173         828,110                 -               -        828,110
Issuance of units for debt
   to affiliates                                 7,376         553,242                 -               -        553,242

Net Loss                                             -               -                 -        (768,436)      (768,436)
                                           -----------     -----------       -----------      ----------      ----------

Balance, June 30, 1990                         162,770      14,324,229       (11,260,214)       (768,436)     2,295,579

                     The accompanying notes are an integral
                part of these consolidated financial statements.


                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                          For the twelve months ended
                             June 30, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2001


                                                    COMMON STOCK                              Accumulated
                                                                                                 Deficit
                                                                                               During the
                                                                             Accumulated       Development
                                           Number of Shares     Amount         Deficit            Stage          Total
                                           -----------------------------------------------------------------------------

Balance, June 30, 1990                         162,770      14,324,229       (11,260,214)       (768,436)      2,295,579

Issuance of stock for options
   on mining properties                         15,474       2,283,020                 -               -       2,283,020
Sales of stock in private placement,
   net of offering costs                        14,161         910,840                 -               -         910,840
Exercise of Warrants                               333          35,000                 -               -          35,000
Issuance of stock for debt                       6,412       1,097,258                 -               -       1,097,258
Issuance of stock for services                     515         114,560                                           114,560
Cancellation of units from CSGM                 (7,377)              -                 -               -               -
Issuance of shares to CSGM                      12,000               -                 -               -               -
Issuance of stock for litigation
settlement                                       3,334         875,000                 -               -         875,000

Net Loss                                             -               -                 -      (2,558,381)     (2,558,381)
                                           -----------     -----------       -----------      ----------      ----------
Balance, June 30, 1991                         207,622      19,639,907       (11,260,214)     (3,326,817)      5,052,876

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                          For the twelve months ended
                             June 30, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2001


                                                    COMMON STOCK                              Accumulated
                                                                                                 Deficit
                                                                                               During the
                                                                             Accumulated       Development
                                           Number of Shares     Amount         Deficit            Stage          Total
                                           -----------------------------------------------------------------------------

Balance, June 30, 1991                        207,622        19,639,907      (11,260,214)     (3,326,817)     5,052,876


Issuance of stock for options                  19,578           564,899                -               -        564,899
   on mining properties

Sales of stock in private placement,           14,210         2,298,451                -               -      2,298,451
   net of offering costs                       12,483         1,250,750                -               -      1,250,750

Exercise of warrants and options               18,458         1,818,102                -               -      1,818,102

Issuance of stock for services                  2,444           336,617                -               -        336,617

Issuance of stock for debt                      8,800           748,750                -               -        748,750

Issuance of shares to CSGM                          -           312,805                -               -        312,805
Capital contributions

Net Loss                                            -                -                 -      (3,178,878)    (3,178,878)
                                           -----------     -----------       -----------      ----------      ----------
Balance, June 30, 1992                         283,595      26,970,281       (11,260,214)     (6,505,695)     9,204,372


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                          For the twelve months ended
                             June 30, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2001


                                                    COMMON STOCK                              Accumulated
                                                                                                 Deficit
                                                                                               During the
                                                                             Accumulated       Development
                                           Number of Shares     Amount         Deficit            Stage          Total
                                           -----------------------------------------------------------------------------

                                               283,595      26,970,281       (11,260,214)     (6,505,695)      9,204,372
Balance, June 30, 1992


Issuance of stock for options                    3,729         255,238                 -               -         255,238

   on mining properties                          1,066          80,000                 -               -          80,000

Sale of stock in private placement,              9,540         707,105                 -               -         707,105

Exercise of warrants and options                 3,334         250,000                 -               -         250,000

Exchange of options for debt, CSGM              18,319       1,616,659                 -               -       1,616,659

Issuance of stock for services                  10,514         713,494                 -               -         713,494

Issuance of stock for debt                      10,026         500,285                 -               -         500,285

Issuance of shares for CSGM                     53,940         (84,176)                -               -         (84,176)
Issuance of stock for acquisition
   of Trans-Russian                                  -               -                 -      (3,420,220)     (3,420,220)
Net Loss
                                           -----------     -----------       -----------      ----------      ----------
Balance, June 30, 1993                         394,063      31,008,886       (11,260,214)     (9,925,915)      9,822,757


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                          For the twelve months ended
                             June 30, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2001


                                                    COMMON STOCK                              Accumulated
                                                                                                 Deficit
                                                                                               During the
                                                                             Accumulated       Development
                                           Number of Shares     Amount         Deficit            Stage          Total
                                           -----------------------------------------------------------------------------

Balance, June 30, 1993                         394,063      31,008,886       (11,260,214)       (9,925,915)    9,822,757


Sale of stock                                    8,248         241,139                 -                -        241,139

Exercise of warrants and options                 5,832         608,925                 -                -        608,925

Issuance of stock for services                  21,510         938,159                 -                -        938,159


Net income                                           -               -                 -          136,625        136,625
                                           -----------     -----------       -----------      ----------      ----------
Balance as of June 30, 1994                    429,653      32,797,109       (11,260,214)      (9,789,290)    11,747,605

Sale of stock                                 256, 667       3,696,457                 -               -       3,696,457


Net Loss                                             -               -                 -      (4,671,396)     (4,671,396)
                                           -----------     -----------       -----------      ----------      ----------
Balance as of June 30, 1995                    686,320      36,493,566       (11,260,214)    (14,460,686)     10,772,666

Sale of stock                                  678,350       6,875,416                 -               -       6,875,416

Issuance of stock for partial                   21,667         223,436                 -               -         223,436
 settlement of Royal Bank agreement

Compensation recognized on stock                     -         160,021                 -               -         160,021
 options granted

Issuance of stock, held in trust  for                -               -                 -               -               -
 partial settlement of Zuri Invest             110,000               -                 -               -               -

 litigation                                          -               -                 -      (9,270,102)     (9,270,102)
                                           -----------     -----------       -----------      ----------      ----------
Net loss
Balance, June 30, 1996                       1,496,337      43,752,439       (11,260,214)    (23,730,788)      8,761,437


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                          For the twelve months ended
                             June 30, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2001


                                                    COMMON STOCK                              Accumulated
                                                                                                 Deficit
                                                                                               During the
                                                                             Accumulated       Development
                                           Number of Shares     Amount         Deficit            Stage          Total
                                           -----------------------------------------------------------------------------

Balance, June 30, 1996                       1,496,337      43,752,439       (11,260,214)    (23,730,788)      8,761,437

Sale of stock                                1,638,711       2,111,101                 -               -       2,111,101

Issuance of stock for                                -               -                 -               -

   new California Placer mine.                   2,000           5,200                 -               -           5,200

Zuri Invest litigation Settlement                    -       1,200,000                 -               -       1,200,000
Compensation recognized on

   stock options granted                             -          24,000                 -               -          24,000


Net Loss                                             -               -                 -      (9,681,535)     (9,681,535)
                                           -----------     -----------       -----------      ----------      ----------
Balance, June 30, 1997                       3,137,048      47,092,740       (11,260,214)    (33,412,323)      2,420,203

Sale of stock                                2,367,131       3,697,585                 -               -       3,697,585

Issuance of common stock subscribed                  -       2,673,600                 -               -       2,673,600

Zuri Invest litigation Settlement                    -         179,400                 -               -         179,400

Net loss                                             -               -                 -      (5,386,831)     (5,386,831)
                                           -----------     -----------       -----------      ----------      ----------
Balance, June 30, 1998                       5,504,179      53,643,325       (11,260,214)    (38,799,154)      3,583,957

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                          For the twelve months ended
                             June 30, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2001

                                                    COMMON STOCK                              Accumulated
                                                                                                 Deficit
                                                                                               During the
                                                                             Accumulated       Development
                                           Number of Shares     Amount         Deficit            Stage          Total
                                           -----------------------------------------------------------------------------

Balance, June 30, 1998                       5,504,179      53,643,325       (11,260,214)    (38,799,154)      3,583,957

Issuance of stock to Company Director        3,730,861         894,287                 -               -         894,287

Reverse stock split, 1-for-12               (8,365,585)              -                 -               -               -

Issuance of stock pursuant to merger         3,580,000           3,580                 -               -           3,580

Net Loss                                             -               -                 -      (8,368,069)     (8,368,069)
                                           -----------     -----------       -----------      ----------      ----------
Balance, June 30, 1999                       4,449,455      54,541,192       (11,260,214)    (47,167,223)     (3,886,245)

Stock issued for retirement of debt
     accrued for services during prior year  1,330,000         987,500                                           987,500

Stock issued to retire demand note             174,209          57,017                                            57,017

Stock issued for cash                          465,791         152,449                                           152,449

Net Loss                                                                                        (618,647)       (618,647)
                                           -----------     -----------       -----------      ----------      ----------
Balance, June 30, 2000                       6,419,455      55,738,158       (11,260,214)    (47,785,870)     (3,307,926)


Stock issued for services                    1,700,000          51,000                                            51,000
Stock split, 3 shares for 1 share           16,238,910

Net Loss                                                                                        (417,091)       (417,091)
                                           -----------     -----------       -----------      ----------      ----------
Balance, June 30, 2001                      24,358,365     $55,789,158      $(11,260,214)   $(48,202,961)    $(3,674,017)
                                           ===========     ===========       ===========      ==========      ==========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                            J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                               STATEMENTS OF CASH
                        FLOWS For the twelve months ended
                             June 30, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2001

                                                                                                      Period From
                                                                                                     July 1, 1989
                                                                                                        Through
                                                                                                        June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                    2001             2000            2001
                                                                  -----------------------------------------------
Net  (loss)                                                     (417,091)        (244,460)       (48,202,961)

Gain on debt restructuring                                                                          (144,462)
Impairment of development costs                                                                    5,393,115
Depreciation and amortization                                                                      1,686,693
Loss on lease abandonments                                                                         1,638,665
Loss on littigation settlement                                                                     8,598,761
(Gain) loss on sale of mining equipment                                                               49,164
Other                                                                                                 43,576
Shareholder payment of services                                                                      105,055
Stock and debt for services                                       51,000                           2,812,439
Change in note receivable                                                                             47,462
Change in inventory                                                                                    2,290
Change in prepaid expenses                                                                           501,736
Change in deposits and other current assets                                                         (115,961)
Change in deposits                                                 5,006            2,845             22,057
Change in accounts payable and accrued liabilities               325,448          123,211          5,139,412
                                                             -----------    -------------     ---------------
            Total adjustments                                    381,454          126,056         25,780,002
                                                             -----------    -------------     ---------------
Net cash usded in operating activities                           (35,637)         (118,404)    (22,422,959)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral properties, equipment
   and deferred developments                                                                      (5,164,817)
Acquisition of office equipment                                                                     (278,987)
Proceeds from sale of equipment                                                                      384,356
Proceeds from the acquisition of Trans-Russian                                                        20,060
                                                             -----------    -------------     ---------------
Net cash flows provided by (used in) investing activities              -                -         (5,039,388)
                                                             -----------    -------------     ---------------

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                               STATEMENTS OF CASH
                        FLOWS For the twelve months ended
                             June 30, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2001

                                                                                                 Period From
                                                                                                 July 1, 1989
                                                                                                   Through
                                                                                                   June 30,
CASH FLOWS FROM FINANCING ACTIVITIES                               2001             2000             2001
                                                                 --------------------------------------------
    Advances from affiliates                                                                       2,009,127
    Payments made to affiliates                                                                    (343,798)
    Proceeds from issuance of stock                                                   152,449     26,488,964
    Proceeds from warrant extensions                                                                 207,750
    Proceeds from issuance of notes payable                             3,200                        893,243
    Payments of long-term debt                                                                    (2,093,979)
    Proceeds from convertible debenture                                                              300,000
                                                                 -------------  -------------  --------------

    Net cash provided by (used in) financing activities
                                                                       23,200         152,449     27,461,307
                                                                 -------------  -------------  --------------
CASH RECONCILIATION

    Net increase (decrease) in cash
                                                                      (12,437)         34,045        (1,040)
    Cash at beginning of period
                                                                       15,245               -          3,848
                                                                 -------------  -------------  --------------

    CASH AT END OF PERIOD
                                                                        2,808          34,045          2,808
                                                                 =============  =============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid during the year for interest                         $        -    $          -

    Cash paid during the year for income taxes                     $        -    $          -

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $59,463,175 from inception to June 30, 2001. The Company has not realized economic production from its mineral properties as of June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. Additionally, the Company is in default on the leases of certain of its mining properties. The lessors have taken action to foreclose on the leases and the Company is making every effort to fulfill the agreements. The loss of these leases would have a material adverse effect on the Company. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Inventory

Gold inventory is stated at net realizable value.

Stock  Based  Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company intends to continue to account for its stock-based compensation under Accounting Principles Board No. 25; however, the Company has adopted the disclosure provisions of SFAS 123.

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

NOTE  4  -  OFFICE  FURNITURE  AND  EQUIPMENT

Office furniture and equipment have been written-off as a loss as the items were repossessed, bartered, claimed or abandoned during the year ended June 30, 1999. The Company shall reinstate any property that is recovered if the Company satisfies amounts that it is in default. See footnotes 6,7 and 12 regarding commitments and contingencies with regard to the Company's property.

NOTE  5  - MINERAL PROPERTIES AND MINING EQUIPMENT

The Company's net investment in mineral properties and mining equipment is as follows:

                                                               Development       Mining
                                                  Land          Costs            Equipment        Total
                                             --------------   ------------      ------------    --------------
Carson Mine . . . . . . . . . . .               $2,199,858    $         -       $     42,835       $ 2,242,693
Brush Creek Mine. . . . . . . . .                  408,496              -            403,171           811,667
Gardners' Point and Pioneer Mines                  185,477        770,327            128,521         1,084,325
Ruby Mine . . . . . . . . . . . .                        -              -          1,589,229         1,589,229(*)
High Commission Mine. . .                          101,875              -                  -           101,875
Esperanza gold project and
        Vocar S.A.R.L. Permits                       3,580              -                  -             3,580
                                                 ----------     ------------     ------------      --------------
                                                 2,899,286        770,327          2,163,756         5,833,369
Accumulated depreciation. . . . .                        -              -         (1,172,549)       (1,172,549)
                                                 ----------     ------------     ------------      --------------
                                                $2,899,286    $   770,327       $    991,207       $ 4,660,820
Less abandoned
       During 1999                                                                  (991,207)         (991,207)(*)
                                                 ----------     ------------     ------------      --------------
                                                $2,899,286    $   770,327       $          -       $ 3,669,613
                                                 ==========     ============     ============      ==============

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

All of the Company's mineral properties in the U.S. contain mines that were in production previously. All such mines, except for the Esperanza Gold Project and Vocar S.A.R.L. Permits, Gardners's Point and Pioneer Mines are located in the Allegheny-Forest-Downieville mining districts on the western slope of the Sierra Nevada mountain range in Northern California and aggregate approximately 6,300 acres. Because of the close proximity of the mines to each other, the Company plans to centralize milling operations. The Gardner's Point and Pioneer Mines are located outside this district and management has been evaluating alternatives to placing them into current production. The Esparanza Gold Project is located in Southeastern Honduras. The VOCAR S.A.R.L. mining permits are located in the Central African Republic. Current developments and commitments related to certain properties follow:

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

The Company had available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire between 2002 and 2021.

The Company has reported income tax losses of approximately $59,500,000 in prior years. In general, income tax losses are carried forward to future years to reduce future income taxes, however, the full amount of these losses is not available or has been reduced.

The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

NOTE  8  -  SHAREHOLDERS'  EQUITY

During fiscal 2001, the following major equity transactions occurred:

On June 4, 2001, the Company acquired 100% of the stock in Gables Company, Inc., a Florida corporation, in exchange for the transfer to Gables Company, Inc. of all personal and real properties, both secured and unsecured, relating to the Brush Creek property in California. As of June 4, 2001, Gables Company, Inc. has had no assets or liabilities or operations since 1994, therefore the Company is not required to include separate financial statements. Gables Company, Inc. has adopted the same fiscal year end as the Company.

Pursuant to a non-binding letter of intent dated June 7, 2001, the Company acquired the right to purchase certain mineral properties located in Zacatccas, Mexico.

Pursuant to the unanimous written consent of the Board of Directors of the Company dated June 1, 2001, the Board authorized the creation or the acquisition of subsidiaries to hold mining properties. On June 13, 2001, the following documents were filed with the Florida Department of State:

         Articles of Incorporation for J.A.B. Central Africa, Inc. Articles of Incorporation for J.A.B. Honduras, Inc.
         Articles of Incorporation for J.A.B. Mexico, Inc.

On or about June 14, 2001, the Company was issued 100% of the stock in each of these new corporations. On or about June 14, 2001, the following acquisitions or dispositions of assets were commenced:

The Company transferred to J.A.B. Central Africa, Inc. all of the assets comprising its mining operations in Central Africa, including permits related thereto. The Company transferred to J.A.B. Honduras, Inc. all of its assets comprising the "Esperenza Gold Project," a 49,000 acre placer gold mine located in Southeastern Honduras. The Company assigned to J.A.B. Mexico, Inc. its rights to acquire certain mineral properties located in Zacatccas, Mexico. All of the above assets have no recorded value. The assets will be valued in accordance with accounting standards after appropriate geological reports are comprised.

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

NOTE  9  -  STOCK  OPTIONS  AND  WARRANTS

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

Contingencies:

The Company is currently in default of its lease payments on mining properties and the property taxes on these leases. The Company has also had judgments filed against it, which have been accrued at $4,951,229. The Company may have additional suits brought against it in the future. Currently the Company is negotiating settlements, however, there is no assurance as to whether the Company will be successful in these negotiations.

Judgments whereby a settlement agreement has been agreed to have been recorded at the minimum amount due. The additional judgment liability that the Company would record if a settlement was not in place is $5,850,000.

The Company holds a month to month lease for office space in Houston, Texas at an amount of $400 per month. The Company is currently accruing expense reimbursements for the Company president to retain all records for the Company.

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

NOTE  11  -  LEGAL  PROCEEDINGS

Filing of Reorganization

On December 1, 2000, the Company filed for reorganization under Chapter 11 in the state of Florida. This filing was dismissed by the court on February 15, 2001.

On June 12, 2001, a subsidiary of the Company, Gables Company, Inc., filed for reorganization under Chapter 11 in the state of Florida. The court had converted the filing to Chapter 7 during the month of December, 2001. The Company is currently reorganizing its debt issues and plans to litigate a substantive portion of litigation debt and convert the Chapter 7 filing to Chapter 11.

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

NOTE  12  -  SEGMENT  INFORMATION

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors
--------------------------------

          The table below sets forth the names of the executive officers and directors of the Company, and certain information concerning them:

          Name                    Age                 Position
          ----                    ---                 ---------

          Jefferson A. Bootes      43      Chairman, Chief Executive Officer

          Samuel P. Martin         53       Secretary and Director

          Stephen H. Durland       46       Chief Financial Officer and Director

          Peter Howe               66       Director


Officers and Employee Directors
-------------------------------

Jefferson A. Bootes - Chairman of the Board and Chief Executive Officer.

Jefferson Bootes, 44 - Born in Long Island, N.Y, is educated in engineering and business. Mr. Bootes founded JAB International Inc., a Florida Corporation in 1992. Under his management, JAB International was successfully merged into the public company, Brush Creek Mining & Development Company in April 1999. The surviving public entity was renamed JAB International Inc. (JABI). Mr. Bootes was appointed as chairman of the Company effective March 1, 1999 and named CEO on April 14,1999.

Mr. Bootes has extensive professional experience with Merger and Acquisitions, Executive level management, development and implementation of business plans, securing funding, seeking out and forming strategic partnerships, as well as a distinguished history with foreign affairs and trade.

Prior to forming JAB International Co, he was partnered in a "Central Africa Republic" mining project. That mined diamonds in the former French Colony of Central African Republic.

Serving in the United States Army, gave Mr. Bootes the discipline and training to successfully embark on business development in remote areas of the Central African Republic and Honduras. Mr. Bootes has the ability, knowledge and understanding of the laws and agencies governing the specific areas of JAB's projects. This ensures that each of JAB's projects are located in safe environments, are run efficiently, and overseen with the focus on progress and development.

Non-Employee Directors

Stephen H. Durland, Chief Financial Office, Directorr

Stephen Durland, a graduate from Guilford College with a major in Accounting, is a Certified Public Accountant; licensed in 14 states He is a Nationally Certified Cash Manager. In addition, Mr. Durland has written articles for publication, including; "To Go Public or Not?" The Prospector; April 1997; and "The Hidden SEC Client"; CPA Today; July 1997, which spotlight his extensive knowledge of the ins and outs of the SEC as well as the implications and requirements of being a publicly traded company.

In his professional experiences, Mr. Durland has been an Officer or Director of many companies in various stages of development and industry on full time and/or consulting basis. His most recent clients have been a development stage enterprise in the high technology field; a development stage second-generation hydroponics company, which currently has its initial products in the marketplace; and a large holding company with a wide variety of small public and private companies in various stages of development or activities and a wide variety of industries.

Mr. Durland will oversee all financial operations at JAB including reporting, budgeting, the development and review of internal controls, and audit management. In addition to his management of all accounting and financial matters, JAB will utilize Durland's skills and experience to manage and foster relationships with key investment bankers and financial analysts, as well as keep the Company up current with the SEC and all governing agencies. Mr. Durland's extensive knowledge and experience in strategic financial planning and implementation will assist JAB in reaching strategic objectives as the company continues to expand.


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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and affiliates to file initial reports of ownership and reports of changes of ownership of the Company's Common Stock with the Securities and Exchange Commission. These executive officers, directors, and affiliates are required to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the Company's review of Securities and Exchange Commission Forms 3, 4, and 5 submitted to the Company and written representations from these officers, directors, and affiliates that no other reports were required, the Company reports that the following forms were filed
late or not at all for the 1999 fiscal year:    none


Item 10.  Executive Compensation.

     The following summary compensation table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended June 30, 2000, 1999, and 1998, of the person who was, at June 30, 2000, the chief executive officer of the Company. No other person had an annual base salary and bonus compensation that was in excess of $100,000.

                                            Fiscal
         Name and Principal Position         Year        Salary         Bonus
         ---------------------------                     ------         -----
         Jefferson A. Bootes,                2000          -0-           -0-
         CEO and President                   and
                                             2001


     The following table sets forth a summary of the non-cash compensation awarded in the form of Common Stock or stock options granted to the Officers and Directors of the Company for the fiscal year ended June 30, 2000:

                                                   % of Total
                                                  Options Granted  Exercise
                                Number of shares    to Employees     Price      Expiration
        Name                     of Common Stock   in Fiscal Year  per Share       Date
-------------------------       ----------------   --------------  ---------    ----------
Jefferson A. Bootes, CEO          1,000,000            -0-

Stock Option Plans

     The Company has no stock option plans and prior plans have been cancelled effective April 14, 1999, date of merger with J.A.B. International Trading Co.

Pension Plans

     The Company does not have any pension plan available to its executive officers.

Compensation of Directors

     The non-employee, independent Directors of the Company are entitled to compensation at a rate of $1,500 per month for their services. During the fiscal year ended June 30, 2001, however, no fees were paid to Directors. Certain expenses incurred in connection with such services, including travel to meetings, also may be reimbursed. In addition the Board has awarded options to acquire Common Stock of the Company to directors in recognition of services. Directors are not paid fees for their services but they are reimbursed for expenses of attending board meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of June 30, 2001 the beneficial ownership of the Company's Common Stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group. Percentage ownership assumes all vested options are fully exercised.



 Name and Address of       Shares of Common
  Beneficial Owner            Stock Owned          Options     Percent Owned
  ----------------            -----------          -------     -------------


Jefferson A. Bootes            12,431,746              0            100%
1013 Fairway Drive
Winter Park, FL  32792

All Officer and Directors      15,100,000              0            100%
as a Group                    ==========              =            ====


(1) Includes share held by spouse.

Item 12.  Certain Relationships and Related Transactions.

outdated

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

          (b)       Report on Form 8-K.June 26, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAB INTERNATIONAL, INC.
(Registrant)


By:  /s/  Jefferson A. Bootes                              Date:  April 15, 2002
   --------------------------
          Jefferson A. Bootes, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
-------------------

By:  /s/  Jefferson A. Bootes                              Date:  April 15, 2002
   --------------------------
          Jefferson A. Bootes
          President and Director/Chairman
          (Principal Executive Officer)


By:  /s/  Stephen H. Durland                               Date:  April 15, 2002
   --------------------------
          Stephen H. Durland, CPA
          Chief Financial Officer and Director
          (Principal Financial Officer)


By:  /s/  Peter Howe                                       Date:  April 15, 2002
   --------------------------
          Peter Howe
          Director


By:  /s/  Samuel P. Martin                                 Date:  April 15, 2002
   --------------------------
          Samuel P. Martin
          Director