Form 10QSB
period 2001-09-30
J A B INTERNATIONAL INC
filed 2002-04-24
CIK 715583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number: 000-12761

                           J.A.B. INTERNATIONAL, INC.
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                  88-0180496
-------------------------------                       --------------------------
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY DURING THE PRECEDING FIVE YEARS Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes [X} No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Transitional Small Business Disclosure Format (Check one): Yes [_] No [_]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements. The accompanying interim un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended June 30, 2001.

                           J.A.B. INTERNATIONAL, INC.

                              Financial Statements
                                Table of Contents


                                                                        Page #

Balance Sheet                                                            F-1
Statements of Operations                                                 F-2
Statement of Stockholders' Equity                                        F-3
Cash Flow Statements                                                     F-4
Notes to the Financial Statements                                        F-6

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                         ( A Development Stage Company)
                                  BALANCE SHEET
                            As of September 30, 2001
                                and June 30, 2001






ASSETS
                                                                September 30,       June 30,
                                                                    2001              2001
                                                               ---------------  ---------------
CURRENT ASSETS
       Cash                                                    $         2,810  $         2,808
                                                               ---------------  ---------------
                 Total Current Assets                                    2,810            2,808

       Mineral Properties and Mining Equipment, Net                  3,836,249        3,836,249
                                                               ---------------  ---------------
                 Total Properties                                    3,836,249        3,836,249

       TOTAL ASSETS                                            $     3,839,059  $     3,839,057
                                                               ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURENT LIABILITIES

       Accounts payable and accrued liabilities                $     2,751,575  $     2,638,195
       Note payable                                                     24,150           23,650
       Liability due to litigation                                   4,891,729        4,851,229
                                                               ---------------  ---------------
                 Total current liabilities                           7,667,454        7,513,074



SHAREHOLDERS' EQUITY

       Common stock - $.001 par value;
          authorized 100,000,000 shares;
          issued and outstanding,  24,358,365 shares                 55,789,158      55,789,158
       Accumulated Deficit                                          (11,260,214)    (11,260,214)
       Accumulated Deficit during the Development Stage             (48,357,339)    (48,202,961)
                                                               ---------------  ---------------

                 Total shareholders' equity                          (3,828,395)     (3,674,017)


TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                     $      3,839,059 $     3,839,057
                                                               ===============  ===============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
             For the three months ended September 30, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2001





                                                                                             Period from
                                                                                            July 1, 1989
                                                                                               Through
                                                                                            September 30,
                                                             2001             2000              2001
                                                       ---------------- ----------------- -----------------
REVENUES

      Sale of Joint Venture                             $             - $               - $       4,232,000
      Other Income - logging                                          -               135           193,956
      Interest                                                      479             1,654           225,398
                                                       ---------------- ----------------- -----------------

      TOTAL REVENUES                                                479             1,789         4,651,354
                                                       ---------------- ----------------- -----------------

 EXPENSES

      General and Administrative                                154,857           121,489        21,554,872
      General Mining and Exploration                                  -                 -        13,622,893
      Impairment of Development Costs                                 -                 -         5,393,115
      Loss on Lease & Equipment Abandonments                          -                 -         1,586,623
      Depreciation and Amortization                                   -                 -         1,686,693
      (Gain) Loss on Sale of Mining Equipment                         -                 -           171,174
      Interest Expense                                                -                 -           498,494
      Loss from Litigation & Settlement                               -                 -         8,628,761
                                                       ---------------- ----------------- -----------------

      TOTAL EXPENSES                                            154,857           121,489        53,142,625
                                                       ---------------- ----------------- -----------------

      Other expense - interest                                        -                              (1,650)

      Loss Before Extra-ordinary Item                          (154,378)         (119,700)      (48,492,921)
       Extra-ordinary Item, Net Gain from Debt
         Extinguishment, Net of Tax                                   -                 -           144,462
                                                       ---------------- ----------------- -----------------

NET INCOME (LOSS)                                              (154,378)         (119,700)      (48,348,459)
                                                       ================ ================= =================

NET LOSS PER COMMON SHARE                                         (0.01)            (0.01)
                                                       ================ =================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                           24,385,365        13,348,365
                                                       ================ =================

(Note: weighted averages are adjusted for 3 for 1 split during 2001)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                               Septemeber 30, 2001






                                                      COMMON STOCK
                                               -----------------------------
                                                                                             Accumulated
                                                                                               Deficit
                                                  Number                                      During the
                                                    of                       Accumulated     Development
                                                  Shares        Amount         Deficit          Stage            Total
                                               -------------- -------------- -------------- ---------------- -------------
Balance, June 30, 1999                              4,449,455     54,541,192   (11,260,214)     (47,167,223)    (3,886,245)

Stock issued for retirment of debt
        accrued for services during prior year      1,330,000        987,500                                       987,500
Stock issued to retire demand note                    174,209         57,017                                        57,017
Stock issued for cash                                 465,791        152,449                                       152,449

Net Loss                                                                                           (618,647)      (618,647)
                                               -------------- -------------- -------------- ---------------- -------------

Balance, June 30, 2000                              6,419,455     55,738,158   (11,260,214)     (47,785,870)    (3,307,926)

Stock issued for services                           1,700,000         51,000                                        51,000
Stock spliit, 3 shares for 1 share                 16,238,910
Net Loss                                                                                           (417,091)      (417,091)
                                               -------------- -------------- -------------- ---------------- -------------

Balance, June 30, 2001                             24,358,365     55,789,158   (11,260,214)     (48,202,961)    (3,674,017)

Net Loss                                                                                           (154,378)      (154,378)
                                               -------------- -------------- -------------- ---------------- -------------

Balance, September 30, 2001                        24,358,365    $55,789,158  $(11,260,214)    $(48,357,339) $  (3,828,395)
                                               ============== ============== ============== ================ =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
             For the three months ended September 30, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2001





                                                                                                   Period From
                                                                                                  July 1, 1989
                                                                                                     Through
CASH FLOWS FROM OPERATING ACTIVITIES                                                                June 30,
                                                                  2001              2000              2001
                                                               -------------- ----------------- -----------------
       Net  (loss)                                                   (154,378)         (119,700)      (48,348,459)

       Gain on debt restructuring                                                                        (144,462)
       Impairment of development costs                                                                  5,393,115
       Depreciation and amortization                                                                    1,686,693
       Loss on lease abandonments                                                                       1,638,665
       Loss on littigation settlement                                                                   8,598,761
       (Gain) loss on sale of mining equipment                                                             49,164
       Other                                                                                               43,576
       Shareholder payment of services                                                                    105,055
       Stock and debt for services                                                                      2,812,439
       Change in note receivable                                                                           47,462
       Change in inventory                                                                                  2,290
       Change in prepaid expenses                                                                         501,736
       Change in deposits and other current assets                                                       (115,961)
       Change in deposits                                                                20,251            22,057
       Change in accounts payable and accrued liabilities             153,880            99,998         5,284,412
                                                               -------------- ----------------- -----------------

                 Total adjustments                                    153,880           120,249        25,925,002
                                                               -------------- ----------------- -----------------

       Net cash usded in operating activities                            (498)              549       (22,423,457)

CASH FLOWS FROM INVESTING ACTIVITIES

       Acquisition of mineral properties, equipment
          and deferred developments                                                                    (5,164,817)
       Acquisition of office equipment
                                                                                                         (278,987)
       Proceeds from sale of equipment                                                                    384,356
       Proceeds from the acquisition of Trans-Russian                                                      20,060
                                                               -------------- ----------------- -----------------

       Net cash flows provided by (used in) investing activites             -                 -       (5,039,388)
                                                               -------------- ----------------- -----------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
             For the three months ended September 30, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2001






                                                                                                       Period From
                                                                                                       July 1, 1989
                                                                                                         Through
                                                                                                      September 30,
CASH FLOWS FROM FINANCING ACTIVITIES                                   2001              2000              2001
                                                                  ---------------- ----------------- ----------------
      Advances from affiliates                                                                              2,009,127
      Payments made to affiliates                                                                            (343,798)
      Proceeds from issuance of stock                                                                      26,488,964
      Proceeds from warrant extensions                                                                        207,750
      Proceeds from issuance of notes payable                                  500                            893,743
      Payments of long-term debt                                                                           (2,093,979)
      Proceeds from convertible debenture                                                                     300,000
                                                                  ---------------- ----------------- ----------------

      Net cash provided by (used in) financing activities                      500                 -       27,461,807
                                                                  ---------------- ----------------- ----------------

CASH RECONCILIATION

      Net increase (decrease) in cash                                            2               549           (1,038)
      Cash at beginning of period                                            2,808                 -            3,848
                                                                  ---------------- ----------------- ----------------

      CASH AT END OF PERIOD                                                  2,810               549            2,810
                                                                  ================ ================= ================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Cash paid during the year for interest                      $               - $              -
      Cash paid during the year for income taxes                  $               - $              -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          Notes to Financial Statements

                (Information with Respect to the Six Months Ended
                    September 31, 2001 and 2000 is Unaudited)


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

In the past, the Company deferred direct costs related to the acquisition, exploration and development of mineral properties pending determination of their economic viability, which normally entails performing an in-depth geological and geophysical study. If no minable ore body was discovered, previously capitalized costs were expensed in the period the property was abandoned. Any revenue generated from pre-production activities was offset against the related deferred development and pre-production costs. When a property was placed in commercial production, such deferred costs were depleted using the units-of-production method.

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

Management's estimates of gold prices, recoverable proven and probable reserves, operating capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant, and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term, which could adversely affect management's estimate of the net cash flow expected to be generated from its operations.

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

NOTE  3  -  AFFILIATES  AND  RELATED  PARTIE

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


NOTE  5  - MINERAL PROPERTIES AND MINING  EQUIPMENT

The Company's net investment in mineral properties and mining equipment is as follows:

                                                               Development       Mining
                                                  Land          Costs            Equipment        Total
                                             --------------   ------------      ------------    --------------
Carson Mine . . . . . . . . . . .            $    2,199,858   $          -      $     42,835    $    2,242,693
Brush Creek Mine. . . . . . . . .                   408,496              -           403,171           811,667
Gardner's' Point and
       Pioneer Mines                                185,477        770,327           128,521         1,084,325
Ruby Mine . . . . . . . . . . . .                         -              -         1,589,229         1,589,229 (*)
High Commission Mine. . .                           101,875              -                 -           101,875
Esperanza gold project and
        Vocar S.A.R.L. Permits                        3,580              -                 -             3,580
                                             --------------   ------------      ------------    --------------

                                                  2,899,286        770,327         2,163,756         5,833,369
Accumulated depreciation. . . . .                         -              -        (1,172,549)       (1,172,549)
                                             --------------   ------------      ------------    --------------

                                             $    2,899,286   $    770,327      $    991,207    $    4,660,820
Less abandoned
       During 1999                                                                  (991,207)         (991,207)(*)
                                             --------------   ------------      ------------    --------------
                                             $    2,899,286   $    770,327      $          -    $    3,669,613
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

All of the Company's mineral properties in the U.S. contain mines that were in production previously. All such mines, except for the Esperanza Gold Project and Vocar S.A.R.L. Permits, Gardner's Point and Pioneer Mines are located in the Allegheny-Forest-Downieville mining districts on the western slope of the Sierra Nevada mountain range in Northern California and aggregate approximately 6,300 acres. Because of the close proximity of the mines to each other, the Company plans to centralize milling operations. The Gardner's Point and Pioneer Mines are located outside this district and management has been evaluating alternatives to placing them into current production. The Esparanza Gold Project is located in Southeastern Honduras. The VOCAR S.A.R.L. mining permits are located in the Central African Republic. Current developments and commitments related to certain properties follow:

Reverse Merger between Brush Creek Mining & Development Company and J.A.B. International, Inc.

On April 14, 1999 the Company completed a merger whereby it obtained two properties. The company obtained a Central African Republic registered company named VOCAR S.A.R.L. which holds the permits to a mining concession located in the Southeastern section of the country. This company was formed in 1987 by Robert Hendry, Esq. And Harold McQuire in 1994 and purchased by the Company in 1994. The permits for the mining property were granted in November of 1995 and are in VOCAR S.A.R.L. and the Company's name. The permits require a maintenance fee of $5,000 every 5 years, of which no fees are outstanding. The permits require that the Company pay an import tax on mining equipment of various amounts and an export tax on minerals at 8.25% of the value in the Central African Republic. The mining area is 3,500 square kilometers in size with one major river with tributaries. The Company has initiated test pits to determine the recoverability of diamonds and gold. A full geological and engineering report is planned.

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

On February 1, 2001, the Company entered into a 120-day note payable for $12,000 with an interest rate of 15% for the 120-day period. Principal and interest were due at the end of the term. The Company will extend the due date until such time that alternative financing becomes available.

The Company had a demand note payable in the amount of $57,017 with no interest that was converted to 174,209 common shares of stock during fiscal 2000. The amounts were loaned during fiscal year 1999.

No unused lines of credit exist.

NOTE  7  -  INCOME  TAXES

The Company had available net operating loss carry forwards for financial statement and federal income tax purposes. These loss carry forwards expire between 2002 and 2021. The Company has reported income tax losses of approximately $59,500,000 in prior years. In general, income tax losses are carried forward to future years to reduce future income taxes, however, the full amount of these losses is not available or has been reduced.

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

     Pursuant to a non-binding letter of intent dated June 7, 2001, the Company acquired the right to purchase certain mineral properties located in Zacatacas, Mexico.

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

     On or about June 14, 2001, the Company was issued 100% of the stock in each of these new corporations. On or about June 14, 2001, the following acquisitions or dispositions of assets were commenced:

     The Company transferred to J.A.B. Central Africa, Inc. all of the assets comprising its mining operations in Central Africa, including permits related thereto. The Company transferred to J.A.B. Honduras, Inc. all of its assets comprising the "Esperenza Gold Project," a 49,000-acre placer gold mine located in Southeastern Honduras. The Company assigned to J.A.B. Mexico, Inc. its rights to acquire certain mineral properties located in Zacatccas, Mexico. All of the above assets have no recorded value. The assets will be valued in accordance with accounting standards after appropriate geological reports are comprised.

     The Company undertook a three for one stock split during the third quarter of fiscal 2001. The earnings per share calculation have been retroactively adjusted in consideration of this split.

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

     In an exchange of 3,580,000 common shares of the Company's stock on April 14, 1999, the Company executed a tax-free reverse merger with a Florida corporation by the name of J.A.B. International, Inc. The merger was accounted for under the purchase method. The transaction was valued at the Company's par value. When a proper reserve study is completed of the acquired assets, the transaction will be revalued in accordance with industry standards. The assets transferred included VOCAR S.A.R.L., a company that holds permits to a mining concession located in the Southeastern section of the Central African Republic, and the Esperanza Gold Project, a 49,000-acre placer gold mine in Southeastern Honduras. At the time of merger the Company changed its name from Brush Creek Mining and Development Company, Inc. to J.A.B. International, Inc. The Florida Corporation was then dissolved leaving J.A.B. International, Inc., a Nevada corporation, the surviving company. After this merger, the Company had 4,449,455 shares issued and outstanding.

NOTE  9  -  STOCK  OPTIONS  AND  WARRANTS

Upon the merger that occurred on April 14, 1999, the Company cancelled all of its existing stock option agreements.


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

Compensation Agreement:

     During March of 1999, the Company entered into a 5-year compensation agreement compensation agreement with Jefferson Adams Bootes, the President and CEO of the Company, whereby he is to receive compensation of $25,000 per month for his duties as President and CEO.

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

Contingencies:

     The Company is currently in default of its lease payments on mining properties and the property taxes on these leases. The Company has also had judgments filed against it that have been accrued at $4,951,229. The Company may have additional suits brought against it in the future. Currently the Company is negotiating settlements, however, there is no assurance as to whether the Company will be successful in these negotiations.

     Judgments whereby a settlement agreement has been agreed to have been recorded at the minimum amount due. The additional judgment liability that the Company would record if a settlement were not in place is $5,850,000.

     The Company holds a month-to-month lease for office space in Houston, Texas at an amount of $400 per month. The Company is currently accruing expense reimbursements for the Company president to retain all records for the Company.

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

Filing of Reorganization

On December 1, 2000, the Company filed for reorganization under Chapter 11 in the state of Florida. The court dismissed this filing on February 15, 2001.

On June 12, 2001, a subsidiary of the Company, Gables Company, Inc., filed for reorganization under Chapter 11 in the state of Florida. The court had converted the filing to Chapter 7 during the month of December 2001. The Company is currently reorganizing its debt issues and plans to litigate a substantive portion of litigation debt and convert the Chapter 7 filing to Chapter 11.

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

The Company also agreed to issue 433,334 shares (the "Forbearance Agreement Shares") of its Common Stock to the Royal Bank Plaintiffs and agreed to register such shares for resale pursuant to a Registration Statement to be filed with the Securities and Exchange Commission. Also, the Company agreed to issue to the Plaintiffs, from time to time until the payments referred to above have been completed, .025 shares of its Common Stock for each share issued in excess of 24,000,000 of the Company's outstanding shares. Amendment No. 2 also provided that the Company reimburses Plaintiffs for attorneys' fees and costs incurred in connection with the preparation and negotiation of Amendment No. 2.

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

The company plans to appeal all above-mentioned suits through bankruptcy court.

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

None

                                       F-

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing. This report contains information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. Such beliefs reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward- looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Liquidity and Capital Resources The mining industry is capital intensive and the Company is continuing its efforts to develop active mining operations. During the fiscal quarter ended September 31, 2001, the Company raised approximately $0 from the sale of shares of common stock. Consistent with prior years, the Company derived no material revenues from operations. The Company's accumulated deficit at September 31, 2001 was $59,617,553, compared to accumulated deficit at September 31, 2000 of $59,165,784. As of September 31, 2001, the Company had negative working capital of $7,664,644. Mineral properties and mining equipment, net of depreciation was $3,836,249 at September 31, 2001 and September 31, 2000. The Company's financial resources are limited and to date have been depleted through development costs and losses sustained by the Company through its development stage. The Company has virtually no liquidity as a result of its costs and losses, and the Company currently is experiencing a severe cash shortage. Additional financing continues to be required for the Company to cover its mining and development costs and to commence full-scale mining operations. At this time the Company has no definite plans regarding additional financing, but continues to consider equity financings via stock offerings or joint ventures. There can be no assurance that the Company will be able to raise sufficient capital to cover its costs and commence mining operations, or that it ever will be able to achieve profitable operations. If the Company is unable to obtain sufficient funding from future financings, the Company may not be able to achieve its business objectives and may have to scale back its development plans. During the fiscal quarter ended September 31, 2001, the Company continued to be in default with respect to certain county taxes. Default judgments were entered against the company by Rising Sun, Ruby Development and Kate Hardy Mines.

The Company estimates mining development and operating costs will be approximately $4 million for the next fiscal year, assuming the Company is able to obtain adequate financing on terms acceptable to the Company. The majority of these funds will be used to exploration and development operations. There can be no assurance that the Company will be able to obtain such financing, or that such financing, or that the terms of such financing will be acceptable to the Company. During December 2000, the Company filed Chapter 11 under the Bankruptcy laws, and the case was dismissed in the quarter ended March 31, 2001. The Company created the following subsidiaries in June of 2001 to hold the company's current assets and future assets:

J.A.B. Mexico, Inc.                 In negotiations for Mexican properties
J.A.B. Honduras, Inc.               Holds Esperanza mining permits
J.A.B. Central Africa, Inc.         Holds Central African mining permits
Gables Company, Inc.                Holds former Brush Creek mining properties.

Results Of Operations The Company had total revenues of 479 for the fiscal quarter ended September 31, 2001 as compared to total revenues of $1,654 for the fiscal quarter ended September 31, 2000. Revenues consisted of interest income. The Company had no material revenues from mining operations, which is consistent with the year ended June 30, 2001 and June 30, 2000. The Company had a net loss of $154,378 for the fiscal quarter ended September 31, 2001, as compared to a net loss of $119,700 for the fiscal quarter ended September 31, 2000. The increase in the size of the net loss of approximately $35,000 is largely attributable to an increase in general and administrative expenses. General and Administrative expenses increase from $121,489 for the fiscal quarter ended September 31, 2000 to $154,857 for the fiscal quarter ended September 31, 2000.

PART II

Item 1. Legal Proceedings

Filing of Reorganization

On December 1, 2000, the Company filed for reorganization under Chapter 11 in the state of Florida. The court dismissed this filing on February 15, 2001.

On June 12, 2001, a subsidiary of the Company, Gables Company, Inc., filed for reorganization under Chapter 11 in the state of Florida. The court had converted the filing to Chapter 7 during the month of December 2001. The Company is currently reorganizing its debt issues and plans to litigate a substantive portion of litigation debt and convert the Chapter 7 filing to Chapter 11.

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

The Company also agreed to issue 433,334 shares (the "Forbearance Agreement Shares") of its Common Stock to the Royal Bank Plaintiffs and agreed to register such shares for resale pursuant to a Registration Statement to be filed with the Securities and Exchange Commission. Also, the Company agreed to issue to the Plaintiffs, from time to time until the payments referred to above have been completed, .025 shares of its Common Stock for each share issued in excess of 24,000,000 of the Company's outstanding shares. Amendment No. 2 also provided that the Company reimburses Plaintiffs for attorneys' fees and costs incurred in connection with the preparation and negotiation of Amendment No. 2.

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

The company plans to appeal all above-mentioned suits through bankruptcy court.


Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Exhibits.

     (a) Exhibits. There are no exhibits applicable to this Form 10-QSB.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company for the fiscal quarter ended September 31, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             JAB INTERNATIONAL, INC.
                                  (Registrant)





By: /s/ Jefferson A. Bootes                             Date: 16 April 02
---------------------------                             ----------------------
Jefferson A. Bootes, Chief Executive Officer