Form 10QSB
period 2002-03-31
J A B INTERNATIONAL INC
filed 2002-05-20
CIK 715583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number: 000-12761

                           J.A.B. INTERNATIONAL, INC.
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                            88-0180496
-------------------                                  --------------------------
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

Item 1. Financial Statements. The accompanying interim un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended December 31, 2001.




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

                           J.A.B. INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                   As of March 31, 2002 and December 31, 2001

        ASSETS
                                                                      March 31,          December 31,
                                                                        2002                 2001
                                                                  ------------------ ---------------------
CURRENT ASSETS
        Cash                                                      $            1,638 $               3,037
                                                                  ------------------ ---------------------
            Total Current Assets                                               1,638                 3,037
                                                                  ------------------ ---------------------
        Mineral Properties and Mining Equipment, Net                       3,836,249             3,836,249
                                                                  ------------------ ---------------------
            Total Properties                                               3,836,249             3,836,249
                                                                  ------------------ ---------------------
        TOTAL ASSETS                                              $        3,837,887 $           3,839,286
                                                                  ================== =====================
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURENT LIABILITIES
        Accounts payable                                          $          750,683 $             744,683
        Accrued legal & accounting                                           678,878               676,733
        Accrued compensation                                                 875,000               800,000
        Note payable                                                          95,836                78,500
        Liability - default judgements and settlements                     2,179,482             2,179,482
                                                                  ------------------ ---------------------
            Total current liabilities                                      4,579,879             4,479,398
                                                                  ------------------ ---------------------
SHAREHOLDERS' EQUITY
        Common stock - $.001 par value;
           authorized 100,000,000 shares;
           issued and outstanding,  23,908,365 shares                     55,738,158            55,738,158
        Accumulated Deficit                                              (11,260,214)          (11,260,214)
        Accumulated Deficit during the Development Stage                 (45,219,936)          (45,118,056)
                                                                  ------------------ ---------------------
            Total shareholders' equity                                      (741,992)             (640,112)
                                                                  ------------------ ---------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                        $        3,837,887 $           3,839,286
                                                                  ================== =====================



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2002 and 2001
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities )
                             Through March 31, 2002


                                                                                                   Period from
                                                                                                   July 1, 1989
                                                                                                     Through
                                                                                                    March 31,
                                                             2002                 2001                 2002
                                                      ------------------- -------------------- --------------------
REVENUES
   Sale of Joint Venture                                $               -   $                -        $   4,232,000
   Other Income - logging                                               -                    -              193,956
   Interest                                                           356                1,250              226,120
                                                      ------------------- -------------------- --------------------

   TOTAL REVENUES                                                     356                1,250            4,652,076
                                                      ------------------- -------------------- --------------------

 EXPENSES
   General and Administrative                                     101,724               87,469           21,694,209
   General Mining and Exploration                                       -                    -           13,622,893
   Impairment of Development Costs                                      -                    -            5,393,115
   Loss on Lease & Equipment Abandonments                               -                    -            1,586,623
   Depreciation and Amortization                                        -                    -            1,686,693
   (Gain) Loss on Sale of Mining Equipment                              -                    -              171,174
   Interest Expense                                                     -                    -              498,494
   Loss from Litigation & Settlement                                    -                    -            8,628,761
                                                      ------------------- -------------------- --------------------

   TOTAL EXPENSES                                                 101,724               87,469           53,281,962
                                                      ------------------- -------------------- --------------------

   Other expense - interest                                         (512)              (1,200)              (2,162)
                                                      ------------------- -------------------- --------------------

   Loss Before Extra-ordinary Item                              (101,880)             (87,419)         (48,632,048)
    Extra-ordinary Item, Net Gain from Debt
    Extinguishment, Net of Tax                                          -                    -            3,412,112
                                                      ------------------- -------------------- --------------------

NET INCOME (LOSS)                                               (101,880)             (87,419)         (45,219,936)
                                                      =================== ==================== ====================

NET LOSS PER COMMON SHARE                                          (0.00)               (0.00)
                                                      =================== ====================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                          23,908,365           20,958,366
                                                      =================== ====================

(Note: weighted averages are adjusted for 3 for 1 split during 2001)


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                        For the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                             Through March 31, 2002


                                           COMMON STOCK                                    Accumulated
                                  --------------------------------                         Deficit
                                    Number                                                During the
                                      of                               Accumulated       Development
                                    Shares           Amount              Deficit            Stage              Total
                                  -------------- ----------------- -------------------- -----------------  ----------------

Balance, December 31, 2001            24,358,365        55,738,158         (11,260,214)      (45,118,056)         (640,112)

Net Loss                                                                                        (101,880)         (101,880)
                                  -------------- ----------------- -------------------- -----------------  ----------------

Balance, March 31, 2002               24,358,365   $    55,738,158    $    (11,260,214) $    (45,219,936)  $      (741,992)
                                  ============== ================= ==================== =================  ================


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                             Through March 31, 2002

                                                                                                     Period From
                                                                                                     July 1, 1989
                                                                                                       Through
                                                                                                      March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                           2002                  2001                 2002
                                                            --------------- ---------------------  ------------------
   Net  (loss)                                                    (101,880)              (87,419)         (45,219,936)

   Gain on debt restructuring                                                                              (3,056,068)
   Impairment of development costs                                                                          5,393,115
   Depreciation and amortization                                                                            1,686,693
   Loss on lease abandonments                                                                               1,638,665
   Loss on littigation settlement                                                                           8,598,761
   (Gain) loss on sale of mining equipment                                                                     49,164
   Other                                                                                                       43,576
   Shareholder payment of services                                                                            105,055
   Stock and debt for services                                                                              2,812,439
   Change in note receivable                                                                                   47,462
   Change in inventory                                                                                          2,290
   Change in prepaid expenses                                                                                 501,736
   Change in deposits and other current assets                                                               (115,961)
   Change in deposits                                                                                          22,057
   Change in accounts payable and accrued liabilities               83,145                75,000            5,048,987
                                                            --------------- ---------------------  ------------------
                    Total adjustments                               83,145                75,000           22,777,971
                                                            --------------- ---------------------  ------------------
   Net cash usded in operating activities                          (18,735)              (12,419)         (22,441,965)
                                                            --------------- ---------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of mineral properties, equipment
      and deferred developments                                                                            (5,164,817)
   Acquisition of office equipment                                                                           (278,987)
   Proceeds from sale of equipment                                                                            384,356
   Proceeds from the acquisition of Trans-Russian                                                              20,060
                                                            --------------- ---------------------  ------------------
   Net cash flows provided by (used in) investing activites              -                     -           (5,039,388)
                                                            --------------- ---------------------  ------------------

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                             Through March 31, 2002

                                                                                                    Period From
                                                                                                   July 1, 1989
                                                                                                      Through
                                                                                                     March 31,
CASH FLOWS FROM FINANCING ACTIVITIES                              2002             2001                2002
                                                              ---------------- -----------------  ------------------

    Advances from affiliates                                                                               2,009,127
    Payments made to affiliates                                                                            (343,798)
    Proceeds from issuance of stock                                                                       26,488,964
    Proceeds from warrant extensions                                                                         207,750
    Proceeds from issuance of notes payable                             17,336            13,200             911,079
    Payments of long-term debt                                                                           (2,093,979)
    Proceeds from convertible debenture                                                                      300,000
                                                              ---------------- -----------------  ------------------

    Net cash provided by (used in) financing activities                 17,336            13,200          27,479,143
                                                              ---------------- -----------------  ------------------

CASH RECONCILIATION

    Net increase (decrease) in cash                                    (1,399)               781             (2,210)
    Cash at beginning of period                                          3,037             1,039               3,848
                                                              ---------------- -----------------  ------------------

    CASH AT END OF PERIOD                                                1,638             1,820               1,638
                                                              ================ =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
    Cash paid during the year for interest
       (net of amounts capitalized)                           $              -  $              -
                                                              ================ =================





                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          Notes to Financial Statements

                (Information with Respect to the Six Months Ended
                      March 31, 2002 and 2001 is Unaudited)


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

During the year ended December 31, 2001, the Company changed its accounting fiscal year end from June 30th to a calendar year end of December 31st. The Company's financial statements reflect this change.

In February 1992, the Company began limited production at the Ruby Mine under a permit that limited mill capacity to 225 tons per day. Production was terminated due to adverse weather conditions in December 1992. The Company resumed limited production at the Ruby Mine in July 1993 and gradually increased production until October 1996 when production was suspended. In early 1997, the Company began preparing the lower Brush Creek Mine for limited production. In June 1997, the Company received interim approval from the United States Forest Service to transport thirty tons of ore per day from the lower Brush Creek Mine to the Ruby mill site. Some of the Company's leases have been defaulted upon. See footnotes 5 and 11. The Company has not commenced economic production and is therefore still considered to be in the development stage.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $56,378,270 from inception to December 31, 2001. The Company has not realized economic production from its mineral properties as of December 31, 2001. Management is actively negotiating the terms for additional capital of $18,000,000 to fund operations in Mexico and Northern California. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Asset Impairment

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS 121), management of the Company reviews the net carrying value of the Northern California mines and development properties on a regular quarterly basis. Estimated future net cash flows from each mine are calculated using estimated future prices, operating capital, and reclamation costs on an un-descended basis. Reductions in the carrying value of each mine are recorded to the extent the net book value of the investment exceeds the estimate of future discounted net cash flows.

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

Income Taxes

The Company accounts for income taxes using the liability method, which requires recognition of deferred tax liabilities, and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Leases

The Company leases office space in Houston, Texas and plans to open offices in New York, N.Y. in the near future.

New Accounting Pronouncements

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

All of the Company's mineral properties in the U.S. contain mines, which were in production previously. All such mines, except for the Esperanza Gold Project and Vocar S.A.R.L. Permits, Gardner's Point and Pioneer Mines are located in the Allegheny-Forest-Downieville mining districts on the western slope of the Sierra Nevada mountain range in Northern California and aggregate approximately 6,300 acres. Because of the close proximity of the mines to each other, the Company plans to centralize milling operations. The Gardner's Point and Pioneer Mines are located outside this district and management has been evaluating alternatives to placing them into current production. The Esparanza Gold Project is located in Southeastern Honduras. The VOCAR S.A.R.L. mining permits are located in the Central African Republic. Current developments and commitments related to certain properties follow:

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

The Company has an additional demand note payable in the amount of $50,000, which has 100,000 shares of common stock to be issued in lieu of an interest charge. The note was incurred with installment receipts during the year ended December 31, 2001.

No unused lines of credit exist.

NOTE 7  - INCOME TAXES

At December 31, 2001 the Company had available net operating loss carry forwards for financial statement and federal income tax purposes. These loss carry forwards expire between 2002 and 2021.

The Company has reported income tax losses of approximately $56,349,770 in prior years. In general, income tax losses are carried forward to future years to reduce future income taxes, however, the full amount of these losses is not available or has been reduced.

The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

NOTE 8  - SHAREHOLDERS' EQUITY

For the year ended December 31, 2001, the Company changed from its fiscal year end of June 30th to a calendar year end of December 31st. The accounting for the years ended December 31, 2001 and 2000 are presented comparatively for the respective years. The shareholders' equity section reflects this change in year-end.

During the year ended December 31, 2001, the following major equity transactions occurred:

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

During the year ended December 31, 2000, the following major equity transactions occurred:

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

During fiscal 1998, the following major equity transactions occurred:

The Company affected a 10 for 1 reverse stock split. To effect the split, the Company's authorized, issued, and outstanding no par stock was reduced from 53,705,482 to 5,504,179.

At year-end, the Company shareholders' equity had increased 2,673,600 and is carried as subscribed common stock.

The Company sold 1,867,131 shares of Common Stock for $2,224,599. These shares were sold pursuant to Regulation S of the Securities Act of 1933.

The Company issued 500,000 shares of Common Stock with a value of $3,250,001. The shares were registered with the Securities and Exchange Commission on Form S-8.

The following shares were sold under Regulation D and Section 4(2) of the Securities Act of 1933. Investors who acquire such shares were required to be accredited investors. The Company has agreed to register the shares pursuant to a registration statement to be filed with the Securities and Exchange Commission. The Company sold 600,000 restricted shares of Common Stock at $.125 per share wherein the Company received net proceeds of $75,000; 1,822,221 restricted shares of Common Stock at $.15 per share wherein the Company received net proceeds of $290,000; 4,300,000 restricted shares of Common Stock at $.07 per share wherein the Company received net proceeds of $301,000; 6,600,000 restricted shares of Common Stock at $.10 per share wherein the Company received net proceeds of $660,000; 670,000 restricted shares of Common Stock at $.50 per share wherein the Company received net proceeds of $335,000; 1,750,00 restricted shares of Common Stock at $.184 per share wherein the Company received net proceeds of $322,000; 60,000 restricted shares of Common Stock at $.50 per share wherein the Company received net proceeds of $30,000; 1,150,000 restricted shares of Common Stock at $.184 per share wherein the Company received net proceeds of $211,600. The Company sold 5,000,001 shares of Common Stock under Regulation S at $.65 per share wherein the Company received net proceeds of $3,250,000.

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

During fiscal 1996, the following major equity transactions occurred:

The Company sold 678,350 shares of Common Stock for $6,875,416. These shares were old pursuant to Regulation S of the Securities Act of 1933.

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

During fiscal 1993, the following major equity transactions occurred:

The Company issued 53,940 shares of Common Stock in connection with its acquisition of Trans-Russian. Total reduction in equity in relation to the acquisition was $84,176.(*)

In connection with its mining properties, the Company issued 3,729 shares of Common Stock for accrued lease payments of $107,710, prepayment of certain lease expenses of $113,153, and acquisition of mining equipment of $34,375. (*)

The Company issued 10,514 shares of Common Stock with a value of $713,494 in satisfaction of outstanding debt obligations amounting to $558,592.(*)

The Company issued 10,026 shares of Common Stock with a value of $500,285 in satisfaction of the Company's obligation to CSGM of $574,750.(*)

The Company issued 18,319 shares of Common Stock in exchange for certain legal, engineering, consulting, and employment services rendered to the Company totaling $1,616,659. (*)

 The Company sold 1,066 shares of stock at $7.50 per share, totaling $80,000.

The Company issued 3,334 shares of Common Stock pursuant to the exercise of options in settlement of debt to CSGM of $250,000.(*)

During fiscal 1992, the following major equity transactions occurred:

The Company issued 15,534 shares of Common Stock in connection with its acquisition of Sierra Gold and the related options on mineral properties for $74,807.(*)

The Company issued 1,031 shares of Common Stock in connection with its acquisition of the Kate-hardy Mine for $88,667 and prepayment of certain lease expenses of $66,000. (*)

In connection with its lease on the Ruby Mine, the Company issued 2,480 shares of Common Stock for: accrued lease payments of $72,502, prepayment of lease obligation of $63,287, and modification and extension to lease term of $154,836.(*)

In connection with its lease on the Rising Sun Mine, the Company issued 533 shares of Common Stock for accrued lease payments of $22,002, prepayment of lease obligation of $18,687, and modification and extension to lease term of $4,111.(*)

The Company issued 2,444 shares of Common Stock in satisfaction of outstanding debt obligations amounting to $336,617.(*)

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

In March 1990, Ms. Anderson sold 6,667 shares of her Common Stock to Sungold Mining Corp. (Sungold) for $10,000 as an inducement for an affiliate of Sungold to lend the Company $140,000. (*)

In March and May 1990, the Company issued 23,500 shares of Common Stock in exchange for legal services valued at $72,500. (*)

(*) For each issuance involving non-cash consideration, the Company recorded the fair market value of the shares issued as the consideration received.

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

Contingencies:

The Company is currently in default of its property taxes on the properties in Sierra County, CA. The Company has also had judgments filed against it, which have been accrued at $4,951,229. The Company may have additional suits brought against it in the future. Currently the Company is negotiating settlements, however, there is no assurance as to whether the Company will be successful in these negotiations. The Company has reduced these accrued amounts in accordance with the settlement agreements agreed to by the litigants.

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

The Company contracted with an outside consultant to develop a cost estimate for future reclamation costs on the Gardner's Point Mine. This estimate was developed pursuant to SMARA guidelines and required for submission to the lead agency and the Department of Conservation as the Company develops a plan for future mining at this site. Future reclamation costs are estimated to be $380,000. Additional bonding for reclamation will be required subsequent to final approval estimated to be completed in May of 1998. As of this balance sheet date, a contingent liability for the amount of the new estimate, which exceeds the liability, accrued in prior years was not included in the Company's financial statements. Consistent with the Company's policy, as discussed in Note 1, reclamation costs are accrued over the life of the mine using the units-of-production method. Once the mine enters the production stage, should the end of the mine's production life become imminent, the entire estimated liability would be expensed.

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

The Royal Bank Action.

During the year ended December 31, 2001, the Company was negotiating a new settlement agreement to reduce the amount due from a prior agreement of $150,000 to $100,000 also with 125,000 shares of common stock due at the time payment is made. Prior agreements are as follows:

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

The Company is a party to other various claims, legal actions and complaints arising in the ordinary course of business. In most cases the Company has negotiated settlement agreements, which are reflected in the financial statements. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the business or financial position of the Company. The judgment amounts are as follows:

1. Ruby Development - Judgment for $1,250,000, default for breech of contact associated with lease of the mine. The Company was not properly served and will ask the court to set aside the judgment.

2.   Kate Hardy / Omega - Judgment for $401,606

3.   Rising Sun - Judgment for $250,000

4. Jean Gasperoni - Judgment for $105,000, filed suit for commission on funding that the company did not receive. The company is currently appealing the judgment.

7. Robert Half Inter. - Judgment for $21,481.79, dated 3/23/99, we have no idea who they are.

8. Western Capital Group for $300,000, Financial Public Relations firm in Aurora, Co. had a consulting agreement with Brush Creek from May 1, 1998 through October 1, 1998. Award by Arbitrator on Dec. 30, 1998 of $209,211.00 Plus costs of $2,323.50 and interest of 8% per month from Aug. 1, 1998.

NOTE 12  - SEGMENT INFORMATION

The Company's activities have been devoted to the acquisition, development, and production of mineral properties. Accordingly, the Company is considered to be in a single line of business. To date, substantially all of the Company's identifiable assets and operating expenditures are in the United States, Southeastern Honduras and Africa.

NOTE 13 - SUBSIQUENT EVENT

The Company is currently anticipating a $10,000,000 funding for the mining properties in Sabinas, Mexico. On May 16, 2002 a written commitment was received by the Company with actual funding to be in place by the end of May 2002. The Company is also in negotiations with M3K, Corporation of St. Louis, MO. to fund the Gardner's Point project and to start a diamond buying program in Africa. As of this date no formal written commitments have been received by the Company from M3K.

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



                             JAB INTERNATIONAL, INC.
                                  (Registrant)



By: /s/ Jefferson A. Bootes              Date: 20 May 02
---------------------------              ----------------------
Jefferson A. Bootes,
Chief Executive Officer