Form 10KSB
period 2001-12-31
J A B INTERNATIONAL INC
filed 2002-06-03
CIK 715583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-12761

                           J.A.B. INTERNATIONAL, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             NEVADA                                            88-0180496
  ------------------------------                            --------------------
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

State Issuer's revenues for its most recent fiscal year: roughly $3,351 from interest off bonds.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of December 31, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (10,711,893) common shares was approximately $321,356, The most recent transaction prior to December 31, 2001, had a purchase price in the amount of $.03 per share which is the amount the Registrant used for purposes of this disclosure.

The number of shares outstanding of the Common Stock ($.0001 par value) of the Issuer as of the close of business on December 31, 2001 was 23,908,365

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

     The Company currently owns 6 former producing gold mines in the most famous high-grade gold district in California. The Company's land is assessed at $9,000,000 with a $1,000,000 mill plant on site and a $48,202,000 tax loss carry-forward. The Company currently has over 5,316 acres of patented lode and placer claims. Additionally, the Company controls 49,000 feet along a major gold bearing structure. The Company owns both the Brush Creek upper and lower mines, as well as the Carson, High Commission, Gardner's Point and Pioneer Mines. All of these mines, except for the Gardner's Point and Pioneer Mines, are located in the Allegheny-Forest-Downieville mining districts on the western slope of the Sierra Nevada mountain range in northern California and comprise approximately 18,000 acres. Because of the proximity of the mines to each other, at such time as gold prices and mining costs make it cost effective to mine, the Company believes it can efficiently mine and operate these properties since it will be able to take advantage of economies of scale by sharing personnel, mill facilities and equipment.

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

     In 1997, JAB acquired an 80% stake in the "Esperanza Gold Project," a 49,000-acre placer gold mine located in Southeastern Honduras. Under the terms of the agreement JAB gave Esperanza mining company 50,000 shares of common stock and a 3% Net smelter Royalty for 2 years for 80% of the claim. Only minor exploration has taken place to date, but a full geological and engineering report is expected to be completed by mid 2002.

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

The Company's Current Strategy
------------------------------

1. Honduras, The company expects to begin a engineering and environmental impact study by mid-Summer 2002 with the purpose of filing with the Honduran government for final approval to begin logging operations and initial geological studies by August 1, 2002 and limited test mining by October 2002. The company will mine the gold behind the harvest, reclaiming the land and take re-foresting the property as it goes. The project is expected to take 10 years to complete.

2. C.A.R., The Company plans to do several inspection trips in the spring of 2002 to establish the best location of its base camp and plant locations. Once the locations are established and financing in place JAB will ship the need equipment and supplies by ship to Douala, Cameroon and then on to CAR by truck.

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

     During the summer of 2002 the company intends to have a geologist from A.C.A. Howe on site taking all previous geological and engineering reports completed to date to produce one cohesive report Once the company has thoroughly gone through the past reports a 10 month exploration program will commence with geological studies & valuations to be completed by A.C.A. Howe Inter., engineering and feasibility studies by SNC-Lavalin This process will be carried out for all of the mining properties.

     The company is in negotiations with the owners of the Kate Hardy mines for the possible purchase of those properties.

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

     On October 24, 2001 the Company entered into an agreement to secure the option rights to 10 coal-mining properties located in and around the town of Sabinas, Mexico.

     In December 2001 the Company entered into negotiations with two investor groups in respect to funding the Company's mining projects. Though at this time no written funding documents have been signed the Company's legal counsel is preparing such documents and written agreements are expected to be signed in the near future.

     Further plans are to have the Company listed on the American Stock Exchange as soon as practicable.

Northern California Properties
------------------------------

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

     The Company has two types of gold deposits, placer and lode deposits. The area has been successfully mined since the mid-1800's, however; even so, experts that have tested the site have stated that only about 10% of the gold in the ground has been extracted. The Company believes that some of the properties can be brought on line immediately while also conducting an extensive exploration program.

Exploration
-----------

     Starting in mid-2002, and subject to the Company's being able to raise necessary working capital, the Company intends to enlist the services of SNC-Lavalin Engineering and A.C.A. Howe Inter. to begin an underground drilling program, starting with the upper (now "Devine Intervention") and lower Brush Creek properties, Gardner's Point and the Carson mine. The Company plans to conduct preliminary geological exploration. This will include a study of the previous records, sampling of the ore deposits, and test mining selected areas.

CAR Properties
--------------

     The Company's diamond project in the Central Africa Republic ("CAR") is an alluvial mining operation with an exploration plan to locate the Kimberlite source. The following mining plan will outline the nature of this operation the equipment, personnel, logistical support, communications and security needed to make this venture successful. There has been no activity on this project in fiscal 2001. Representations made are forward looking on planned development and production.

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

     JAB has spent years studying the CAR properties and its potential as a viable mining venture. The data gathered so far has shown that the VOCAR area will produce an estimated 0.20 carats of diamonds per cubic meter and 0.2 grams of gold as well; however, no assurance thereof can be given.

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

Employees
---------

     As of December 31, 2001, the Company had one full-time employee. When operating funds are obtained, employees will be hired to operate the Company's Central African Republic, Northern California and Honduras properties and the Company's corporate offices in the United States.

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

Mining Properties
-----------------

     The Company is currently in default on property taxes to Sierra County in the sum of over $604,833.52. The properties at risk of a tax sale are the Upper and Lower Brush Creek mines, Gardner's Point, Carson and the High Commission mines. The company is currently seeking relief from these tax's through the bankruptcy court based on potential fraud by the Sierra County Tax Collector's office due to their inflation of the property tax's which the company maintains violates California tax laws.

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

Brush Creek Mine.
-----------------

     The Company owns the Brush Creek Mine, which the Company acquired in 1982. The Brush Creek Mine is an underground lode gold mine located in Sierra County, California, approximately eight miles west of the town of Downieville,
California.   It  consisted  of  eight   patented   mining   claims   comprising
approximately

245 acres and 45 un-patented mining claims comprising approximately 960 acres. There are no proven or probable reserves at this time. The Company believes that all regulatory requirements are up-to-date and approved. As of September 2001 the company forfeited the un-patented mining claims because the company failed to pay the yearly fee to the BLM.

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

     The concession area equals 3,500 square kilometers - 35K x 100K (23 miles x 66 miles). For the purpose of this Memorandum, the Company is reporting only the known alluvial gravel deposits. There is an estimated 250,000 meters of river basin inside the Company's permits, of that the Company has estimated a minimum of 100,000 meters to contain diamond bearing gravel. With an average width of 200 meters, the estimated mining area will be 20,000,000 square meters. The average gravel depth that has been found within the Company's permits is 1.89 meters, with 3 - 4 meters of overburden. Initial tests and existing artisan mining area in the area show an average of 0.20 carats of diamonds per cubic meter of gravel. Initial tests indicate that a small percentage of gold is present. The Company has estimated this to be 0.2 grams per cubic meter. With respect to diamond reserves, only 1/3 of the property has been tested to date. Based upon the information available to date, the Company has estimated its diamond reserves at over 5,000,000 carats. The estimated selling price for the diamond production will be $250.00 per carat. The gold will be refined and sold at the discounted gold price listed on the day of sale.

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

The Volcanic Matter.
-------------------

     On August 12, 1998, Volcanic Resources, LLC filed a complaint against the Company, its past CEO and Chairman of the Board, and two of its directors. On September 16, 1998, Plaintiff filed its First Amended Complaint alleging breach of contract and breach of express warranties against the Company only and alleging fraud, negligent misrepresentation, rescission, constructive trust, declaratory relief and violation of Business and Professions Code section 17200 against all defendants. The underlying contract giving rise to this suit involves a written Exploration, Development and Mine Operating Agreement entered into November 20, 1997 between Sterling Mining, LLC and the Company. Sterling Mining, LLC assigned its rights under the Exploration, Development and Mine Operating Agreement to Plaintiff. In accordance therewith, the individual defendants have obtained a default judgment against the company for $2,071,640. Currently the company has negotiated an agreement that will convert Volcanic's judgment into a joint venture partnership in the Gardner's Point mining project.

The Shareholder Suit.
---------------------

     In August 1999, Paul Body and other shareholders of the Company filed a complaint against the Company, its past CEO and Chairman of the Board and three of its directors, alleging fraudulent misrepresentations, breach of contract, breach of express and implied contractual obligations, defamation. The plaintiffs purchased shares of common stock in a private offering and allege that the defendants fraudulently misrepresented the financial condition and business prospects of the Company. The defendants also allege that the Company did not register the common stock purchased as it agreed to as part of the private placements. Certain plaintiffs also allege that they were obstructed in their efforts to sell certain of their shares of common stock. With respect to the defamation allegations, the plaintiffs allege that the former chairman of the Company posted publicly on the Internet defamatory statements regarding the plaintiffs and that the Company has never withdrawn or recanted such statements. Plaintiffs have obtained a judgment against the company. The company negotiated a settlement of this suit for $200,000 plus 125,000 shares of the company's common stock.

Other Matters.
-------------

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

2. Kate Hardy / Omega - Judgment for $401,606.46 on 8/3/99, The Company has agreed to settle this judgment for $100,000 in cash and 100,000 shares of the Company's common stock.

3. Rising Sun - Judgment for $250,000 entered on 6/16/99, The Company has taken the position that it was not properly served and will ask the bankruptcy court to set aside the judgment.

4. Jean Gasperoni - Judgment for $105,000 entered on 6/10/00, filed suit for commission on funding that the company did not receive. The company is currently seeking to have this judgment removed.

6. Robert Half Inter. - Judgment for $21,481.79, dated 3/23/99 in Nevada County Superior Court, California. The company plans to settle this judgment in full.

7. Western Capital Group for $300,000, Financial Public Relations firm in Aurora, Co. had a consulting agreement with Brush Creek from May 1, 1998 through October 1, 1998. Award by Arbitrator on Dec. 30, 1998 of $209,211.00 Plus costs and interest. This debt was converted to a judgment on 7/10/00 in District Court, Denver, Colorado. The company has agreed to settle this debt for $150,000 to be paid in three installments of $50,000 starting on July 1, 2002

Bankruptcy

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

     On April 7, 2002 the bankruptcy trustee reported that there was no assets in Gables Company to sell and asked to be discharged as trustee for the bankruptcy.

     The Company is currently in the final stages of securing funding for the projects and will be asking the court to convert the bankruptcy back to Chapter 11.

     On May 8, 2002 the Company discovered that Sierra County had never transferred the assets into Gables Company even though the Company submitted the transfer documentation to the tax collectors office in June of 2001. The reason is because the Company had not paid a tax on the transfer of assets. The Company only recently discovered that a tax was due and payable to Sierra County for the transfer. The Company is currently making arrangements to pay this fee.

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

          Common Stock                     High ($)             Low ($)
          ------------                     --------             -------
          1st Quarter 2001                    .04                 .03
          2nd Quarter 2001                    .03                 .01
          3rd Quarter 2001                    .02                 .01
          4th Quarter 2001                    .005                .003
          1st Quarter 2002                    .04                 .001


     The Company has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

          Liquidity and Capital Resources
          -------------------------------

     The mining industry is capital intensive. During the fiscal year ended December 30, 2001, the Company raised $50,000 from private investors. Consistent with prior years, the Company derived no material revenues from operations. The Company's accumulated deficit at December 31, 2001 was $(56,349,770), compared to accumulated deficit at December 31, 2000 of $(59,240,294). As of December 31, 2001, the Company had negative working capital of $(4,449,861). As of December 31, 2000, the Company had negative working capital of $(7,338,385). The decrease in working capital is largely attributable to an increase in current liabilities due to litigation. Office furniture and equipment has decreased due to property abandonment. Mineral properties and mining equipment, net of depreciation was $3,836,249 as of December 31, 2001 and $3,836,249 as of December 31, 2000. The
decrease in Mining properties and mining equipment is mainly attributable to defaults on leases and property abandonment.

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

          Results Of Operations

     The Company had total revenues of $3,351 for the year ended December 31, 2001 as compared to total revenues of $39,744 for the year ended December 31, 2000. Revenues were primarily derived from interest income of $3,351 for the fiscal year ended December 31, 2001, as compared to interest income of $6,934 for the fiscal year ended December 31, 2000. The Company had no material revenues from mining operations, which is consistent with the year ended December 31, 2000 and December 31, 2001.

     The Company had a net profit of $2,890,524 for the fiscal year ended December 31, 2001, as compared to a net loss of $(238,049) for the fiscal year ended December 31, 2000. The increase in the size of the net profit of approximately $3,128,573 is largely attributable to the forgiveness of debt due to litigation settlements and a decrease in general and administrative expenses, general mining and exploration expenses, lease and property abandonment and loss due to litigation. General and Administrative expenses increased from $277,793 for the fiscal year ended December 31, 2000 to $336,707 for the fiscal year ended December 31, 2001. General mining and mineral exploration expenses stayed the same at $0 for the fiscal year ended December 31, 2000 and $0 for the fiscal year ended December 31, 2001. There were no losses due to lease and property abandonment and also loss due to litigation. The decrease in general mining and exploration costs, and the decrease in general and administrative expenses are primarily due to the cessation of the Company's operations.

Item 7.  Financial Statements.




                          J. A. B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          (a development stage company)

                              FINANCIAL STATEMENTS







                        AS OF December 31, 2001 AND 2000

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


Independent Auditor's Report                             F-1


Balance Sheets                                           F-2


Statements of Operations                                 F-3


Statement of Stockholders' Equity                        F-4


Statements of Cash Flows                                 F-5


Notes to the Financial Statements                        F-7

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS




To the Board of Directors and Stockholders
J.A.B. INTERNATIONAL, INC.
Orlando, Florida



We have audited the accompanying balance sheet of J.A.B. International, Inc. (a development stage enterprise) as of DECEMBER 31, 2001 and 2000, and the related statement of operations, stockholders' equity, and cash flows for the two years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J.A.B. International, Inc. (a development stage enterprise), as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 and 2000, and the period from the date of resumption of development stage activities July 1, 1989) through December 30, 2001 in conformity with generally accepted accounting principles.


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


/s/Gately & Associates, LLC
Gately & Associates, LLC
Certified Public Accountants
Orlando, Florida
May 3, 2002

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                         ( A Development Stage Company)
                                  BALANCE SHEET
                        As of December 31, 2001 and 2000





                                ASSETS
                                                              December 31,          December 31,
                                                                  2001                  2000
                                                            ----------------     ------------------
CURRENT ASSETS

    Cash                                                     $         3,037    $            1,039
                                                            ----------------    ------------------
          Total Current Assets                                         3,037                 1,039

    Mineral Properties and Mining Equipment, Net                   3,836,249             3,836,249
                                                            ----------------    ------------------
          Total Properties                                         3,836,249             3,836,249

    TOTAL ASSETS                                             $     3,839,286    $        3,837,288
                                                            ================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURENT LIABILITIES

    Accounts payable                                         $       744,683    $        2,488,195
    Accrued legal & accounting                                       676,733
    Accrued compensation                                             800,000
    Note payable                                                      78,500
    Liability - default judgements and settlements                 2,179,482             4,851,229
                                                            ----------------    ------------------

          Total current liabilities                                4,479,398             7,339,424

SHAREHOLDERS' EQUITY

    Common stock - $.001 par value;
       authorized 100,000,000 shares;
       issued and outstanding,  24,358,365 shares                 55,738,158            55,738,158
    Accumulated Deficit                                          (11,260,214)          (11,260,214)
    Accumulated Deficit during the Development Stage             (45,118,056)          (47,980,080)
                                                            ----------------    ------------------
          Total shareholders' equity                                (640,112)           (3,502,136)


TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                   $     3,839,286    $        3,837,288
                                                            ================    ==================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
             For the twelve months ended December 31, 2001 and 2000
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                            Through December 31, 2001


                                                                                               Period from
                                                                                              July 1, 1989
                                                                                                 Through
                                                                                              December 31,
                                                               2001             2000              2001
                                                          --------------- ----------------- -----------------
REVENUES
     Sale of Joint Venture                                $             - $               -   $     4,232,000
     Other Income - logging                                             -            32,810           193,956
     Interest                                                       3,351             6,934           225,764
                                                          --------------- ----------------- -----------------

     TOTAL REVENUES                                                 3,351            39,744         4,651,720
                                                          --------------- ----------------- -----------------

 EXPENSES
     General and Administrative                                   340,207           277,793        21,592,485
     General Mining and Exploration                                     -                 -        13,622,893
     Impairment of Development Costs                                    -                 -         5,393,115
     Loss on Lease & Equipment Abandonments                             -                 -         1,586,623
     Depreciation and Amortization                                      -                 -         1,686,693
     (Gain) Loss on Sale of Mining Equipment                            -                 -           171,174
     Interest Expense                                                   -                 -           498,494
     Loss from Litigation & Settlement                                  -                 -         8,628,761
                                                          --------------- ----------------- -----------------

     TOTAL EXPENSES                                               340,207           277,793        53,180,238
                                                          --------------- ----------------- -----------------

     Other expense - interest                                       1,650                               1,650

     Loss Before Extra-ordinary Item                             (338,506)         (238,049)      (48,530,168)
      Extra-ordinary Item, Net Gain from Debt
        Extinguishment, Net of Tax                              3,200,530                 -         3,412,112
                                                          --------------- ----------------- -----------------

NET INCOME (LOSS)                                               2,862,024          (238,049)      (45,118,056)
                                                          =============== ================= =================

NET INCOME (LOSS) PER COMMON SHARE                                   0.12             (0.02)
                                                          =============== =================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                                    24,385,365        13,348,365
                                                          =============== =================

(Note: weighted averages are adjusted for 3 for 1 split during 2001)



              The accompanying notes are an integral part of
                    these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        ( A Development Stage Enterprise)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                                December 31, 2001






                                                 COMMON STOCK
                                          --------------------------                Accumulated
                                                                                       Deficit
                                           Number                                     During the
                                             of                       Accumulated    Development
                                           Shares        Amount         Deficit         Stage          Total
                                          ------------ ------------- -------------- ------------- ----------------
Balance, December 31, 1999                   4,915,246    54,642,641    (11,260,214)  (47,742,031)     (4,359,604)

Stock issued for retirement of debt
    accrued for services                     1,330,000       987,500                                      987,500

Stock issued to retire demand note             174,209        57,017                                       57,017

Stock issued for services                    1,700,000        51,000                                       51,000

Stock split, 3 shares or 1 share            16,238,910

Net Loss                                                                                 (238,049)        (238,049)
                                          ------------ ------------- -------------- ------------- ----------------

Balance, December 31, 2000                  24,358,365    55,738,158    (11,260,214)  (47,980,080)      (3,502,136)

Net Loss                                                                                2,862,024        2,862,024
                                          ------------ ------------- -------------- ------------- ----------------

Balance, December 31, 2001                  24,358,365   $55,738,158   $(11,260,214) $(45,118,056) $      (640,112)
                                          ============ ============= ============== ============= ================





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
             For the twelve months ended December 31, 2001 and 2000
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                            Through December 31, 2001






                                                                                           Period From
                                                                                           July 1, 1989
                                                                                             Through
                                                                                           December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                          2001           2000              2001
                                                           -------------- -------------- ----------------
   Net  (loss)                                                  2,862,024       (238,049)     (45,118,056)

   Gain on debt restructuring                                  (3,200,530)                     (3,056,068)
   Impairment of development costs                                                              5,393,115
   Depreciation and amortization                                                                1,686,693
   Loss on lease abandonments                                                                   1,638,665
   Loss on littigation settlement                                                               8,598,761
   (Gain) loss on sale of mining equipment                                                         49,164
   Other                                                                                           43,576
   Shareholder payment of services                                                                105,055
   Stock and debt for services                                                                  2,812,439
   Change in note receivable                                                                       47,462
   Change in inventory                                                                              2,290
   Change in prepaid expenses                                                                     501,736
   Change in deposits and other current assets                                                   (115,961)
   Change in deposits                                                             20,251           22,057
   Change in accounts payable and accrued liabilities             340,504        220,142        4,965,842
                                                           -------------- -------------- ----------------

                 Total adjustments                             (2,860,026)       240,393       22,694,826
                                                           -------------- -------------- ----------------

   Net cash usded in operating activities                           1,998          2,344      (22,423,230)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of mineral properties, equipment
      and deferred developments                                                                (5,164,817)
   Acquisition of office equipment                                                               (278,987)
   Proceeds from sale of equipment                                                                384,356
   Proceeds from the acquisition of Trans-Russian                                                  20,060
                                                           -------------- -------------- ----------------

   Net cash flows provided by (used in) investing activites             -              -       (5,039,388)
                                                           -------------- -------------- ----------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
             For the twelve months ended December 31, 2001 and 2000
                            Through December 31, 2001
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)


                                                                                                   Period From
                                                                                                   July 1, 1989
                                                                                                     Through
                                                                                                   December 31,
CASH FLOWS FROM FINANCING ACTIVITIES                                2001             2000              2001
                                                             ------------------ ---------------- ----------------
   Advances from affiliates                                                                             2,009,127
   Payments made to affiliates                                                                           (343,798)
   Proceeds from issuance of stock                                                                     26,488,964
   Proceeds from warrant extensions                                                                       207,750
   Proceeds from issuance of notes payable                                                                893,743
   Payments of long-term debt                                                                          (2,093,979)
   Proceeds from convertible debenture                                                                    300,000
                                                             ------------------ ---------------- ----------------

   Net cash provided by (used in) financing activities                        -                -       27,461,807
                                                             ------------------ ---------------- ----------------

CASH RECONCILIATION

   Net increase (decrease) in cash                                        1,998            2,344             (811)
   Cash at beginning of period                                            1,039           (1,305)           3,848
                                                             ------------------ ---------------- ----------------

   CASH AT END OF PERIOD                                                  3,037            1,039            3,037
                                                             ================== ================ ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the year for interest                     $               - $              -
   Cash paid during the year for income taxes                 $               - $              -


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

In February 1992, the Company began limited production at the Ruby Mine under a permit that limited mill capacity to 225 tons per day. Production was terminated due to adverse weather conditions in December 1992. The Company resumed limited production at the Ruby Mine in July 1993 until October 1996 when production was suspended. In early 1997, the Company began preparing the lower Brush Creek Mine for limited production. In June 1997, the Company received interim approval from the United States Forest Service to transport thirty tons of ore per day from the lower Brush Creek Mine to the Ruby mill site. The Company's two leased and all of the un-secured properties have been defaulted upon and are no longer apart of the Company's land holdings. See footnotes 5 and 11. The Company has not commenced economic production and is therefore still considered to be in the development stage.

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

Reclamation  and  Environmental  Costs
- --------------------------------------

Reclamation costs and related accruals are based on the Company's interpretation of environmental and regulatory requirements. Minimum standards for mine reclamation has been established by various governmental agencies. Reclamation, site restoration, and closure costs for each producing mine are accrued over the life of the mine using the units-of-production method. Ongoing reclamation activities are expensed in the period incurred.

Income  Taxes
- -------------

The Company accounts for income taxes using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Leases
- ------

The Company leases office space in Houston, TX under operating leases.


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


NOTE  5  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT
            -------------------------------------------

The Company's net investment in mineral properties and mining equipment is as follows:

                                                               Development       Mining
                                                  Land          Costs            Equipment        Total
                                             --------------   ------------      ------------    ---------------
Carson Mine . . . . . . . . . . .                $2,199,858   $         -       $    42,835     $     2,242,693
Brush Creek Mine. . . . . . . . .                   408,496             -           403,171             811,667
Gardner's' Point and
       Pioneer Mines                                185,477       770,327           128,521           1,084,325
Ruby Mine . . . . . . . . . . . .                         -             -         1,589,229           1,589,229 (*)
High Commission Mine. . . . . . .                   101,875             -                 -             101,875
Esperanza gold project and
        Vocar S.A.R.L. Permits. .                     3,580             -                 -               3,580
                                                 ----------   ------------      ------------    ---------------
                                                  2,899,286       770,327         2,163,756           5,833,369
Accumulated depreciation. . . . .                         -             -        (1,172,549)         (1,172,549)
                                                 ----------   ------------      ------------    ---------------
                                                 $2,899,286   $   770,327       $   991,207     $     4,660,820
Less abandoned
       During 1999                                                                 (991,207)           (991,207)(*)
                                                 -----------  ------------      ------------    ---------------
                                                 $2,899,286   $   770,327       $         -     $     3,669,613
                                                 ==========   ============      ============    ===============

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

All of the Company's mineral properties in the U.S. contain mines, which were in production previously. All such mines, except for the Esperanza Gold Project and Vocar S.A.R.L. Permits, Gardner's Point and Pioneer Mines are located in the Allegheny-Forest-Downieville mining districts on the western slope of the Sierra Nevada mountain range in Northern California and aggregate approximately 5,000 acres. Because of the close proximity of the mines to each other, the Company plans to centralize milling operations. The Gardner's Point and Pioneer Mines are located outside this district and management has been evaluating alternatives to placing them into current production. The Esparanza Gold Project is located in Southeastern Honduras. The VOCAR S.A.R.L. mining permits are located in the Central African Republic. Current developments and commitments related to certain properties follow:

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

In addition to this property, the Company acquired the "Esperanza Gold Project" from the Esperanza Mining Company in 1997. 80% of the Esperanza Mining Company was purchased with 50,000 common shares of the Company's stock and an agreement to pay a 3% net smelter royalty. The mining company was formed in the US by 3 Honduran natives who owned the property. The property is roughly 49,000 acres located in the South Central part of Honduras. Only minor exploration has taken place to date. A full geological and engineering report is planed. The Honduran Government changed the mining laws during the year 2000 whereby the Company had its law firm in Tegucigalpa file papers with the bureau of mines to keep current. The Company is responsible for filing a Mining Plan of Operations with the Government in order stay in compliance with the new law.


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

On or about June 14, 2001, the Company was issued 100% of the stock in each of these new corporations. On or about June 14, 2001, the following acquisitions or dispositions of assets were commenced:

The Company transferred to J.A.B. Central Africa, Inc. all of the assets comprising its mining operations in Central Africa, including permits related thereto. The Company transferred to J.A.B. Honduras, Inc. all of its assets comprising the "Esperenza Gold Project," a 49,000-acre gold mine located in Southeastern Honduras. The Company assigned to J.A.B. Mexico, Inc. its rights to acquire certain mineral properties located in Mexico. All of the above assets have no recorded value. The assets will be valued in accordance with accounting standards after appropriate geological reports are comprised.

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

In an exchange of 3,580,000 common shares of the Company's stock on April 14, 1999, the Company executed a tax-free reverse merger with a Florida corporation by the name of J.A.B. International, Inc. The merger was accounted for under the purchase method. The transaction was valued at the Company's par value. When a proper reserve study is completed of the acquired assets, the transaction will be revalued in accordance with industry standards. The assets transferred included VOCAR S.A.R.L., a company that holds permits to a mining concession located in the Central African Republic, and the Esperanza Gold Project, a gold mine in Southeastern Honduras. At the time of merger the Company changed its name from Brush Creek Mining and Development Company, Inc. to J.A.B. International, Inc. The Florida Corporation was then dissolved leaving J.A.B. International, Inc., a Nevada corporation, the surviving company. After this merger, the Company had 4,449,455 shares issued and outstanding.

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

NOTE  11  -  LEGAL  PROCEEDINGS
             ------------------

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

2. Kate Hardy / Omega - Judgment for $401,606.46, default for breech of contact associated with lease of the mine. The Company has agreed to settle this matter for $100,000 in cash and 100,000 shares of the Company's common stock.

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

6. Robert Half Inter. - Judgment for $21,481.79, dated 3/23/99, The Company plans to pay this debt in full.

7. Western Capital Group - judgment for $300,000, The Company has agreed to settle this matter for $150,000.

8. Volcanic Resources- Judgment for $2,100,000, The Company has a verbal agreement to convert the judgment into a joint venture share in the Gardner's Point Mining Project.

NOTE  12  -  SEGMENT  INFORMATION
             --------------------

The Company's activities have been devoted to the acquisition, development, and production of mineral properties. Accordingly, the Company is considered to be in a single line of business. To date, substantially all of the Company's identifiable assets and operating expenditures are in the United States, Honduras, Mexico and Africa.

NOTE  13  -  CHANGES IN MANAGEMENT
             ------------------

There has been no changes in management.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors
--------------------------------

     The table below sets forth the names of the executive officers and directors of the Company, and certain information concerning them:

          Name               Age                 Position
          ----               ---                 ---------

     Jefferson A. Bootes      44      Chairman, Chief Executive Officer

     Samuel P. Martin         53      Secretary and Director

     Stephen H. Durland       46      Chief Financial Officer, Director

     Peter Howe               66      Director


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

Non-Employee Directors
----------------------

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

Item 10.  Executive Compensation.
---------------------------------

     The following summary compensation table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2001, and 2000, of the person who was, at December 31, 2001, the chief executive officer of the Company. No other person had an annual base salary and bonus compensation that was in excess of $100,000.

                                   Fiscal
Name and Principal Position         Year        Salary         Bonus
---------------------------                     ------         -----
Jefferson A. Bootes,                2000          -0-           -0-
CEO and President                   and
                                    2001


          The following table sets forth a summary of the non-cash compensation awarded in the form of Common Stock or stock options granted to the Officers and Directors of the Company for the fiscal year ended December 31, 2001:

          Name                        Number       % of Total
                                     of shares      Options
                                     of Common     Granted to
                                      Stock         Employees    Exercise Price per     Expiration
                                      -----         in Fiscal         Share                Date
                                                      year            -----                ----
                                                      ----
Jefferson A. Bootes, CEO             1,000,000         -0-


Stock Option Plans
------------------

     The Company has no stock option plans and prior plans have been cancelled effective April 14, 1999, date of merger with J.A.B. International Co.

Pension Plans
-------------

     The Company does not have any pension plan available to its executive officers.

Compensation of Directors
-------------------------

     The non-employee, independent Directors of the Company are entitled to compensation at a rate of $1,500 per month for their services. During the fiscal year ended December 30, 2001, however, no fees were paid to Directors. Certain expenses incurred in connection with such services, including travel to meetings, also may be reimbursed. In addition the Board has awarded options to acquire Common Stock of the Company to directors in recognition of services. Directors are not paid fees for their services but they are reimbursed for expenses of attending board meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of December 31, 2001 the beneficial ownership of the Company's Common Stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group. Percentage ownership assumes all vested options are fully exercised.

 Name and Address of       Shares of Common
  Beneficial Owner            Stock Owned          Options     Percent Owned
  ----------------            -----------          -------     -------------


Jefferson A. Bootes            8,246,472              0            100%
1013 Fairway Drive
Winter Park, FL  32792

All Officer and Directors      10,346,472              0            100%
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

          (b)       Report on Form 8-K. March , 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAB INTERNATIONAL, INC.
(Registrant)


By:  /s/  Jefferson A. Bootes                     Date:  May 10, 2002
   --------------------------
          Jefferson A. Bootes, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
-------------------

By:  /s/  Jefferson A. Bootes                     Date:  May 10, 2002
   --------------------------
          Jefferson A. Bootes
          President and Director/Chairman
          (Principal Executive Officer)


By:  /s/  Stephen H. Durland                      Date:  May 10, 2002
   --------------------------
          Stephen H. Durland, CPA
          Chief Financial Officer and Director
          (Principal Financial Officer)


By:  /s/  Peter Howe                              Date:  May 10, 2002
   --------------------------
          Peter Howe
          Director


By:  /s/  Samual P. Martin                        Date:  May 10, 2002
   --------------------------
          Samuel P. Martin
          Director