Form 10QSB
period 2002-06-30
J A B INTERNATIONAL INC
filed 2002-08-20
CIK 715583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-12761

                           J.A.B. INTERNATIONAL, INC.
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                            88-0180496
-------------------------------                  -------------------------------
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

                          J. A. B. INTERNATIONAL, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS
                               AS OF June 30, 2002


Table of Contents                                                       Page #

Balance Sheet                                                            F-1
Statements of Operations                                                 F-2
Statement of Stockholders' Equity                                        F-3
Cash Flow Statements                                                     F-5
Notes to the Financial Statements                                        F-6

                           J.A.B. INTERNATIONAL, INC.
                         ( A Development Stage Company)
                                  BALANCE SHEET
                               As of June 30, 2002
                              and December 31, 2001

                                          ASSETS
                                                                          June 30,               December 31,
                                                                            2002                     2001
                                                                      ------------------     --------------------
CURRENT ASSETS

        Cash                                                          $            3,329     $              3,037
        Accounts receivable                                                            -                        -
                                                                      ------------------     --------------------
                    Total current assets                                           3,329                    3,037
                                                                      ------------------     --------------------

MINERAL PROPERTIES AND MINING EQUIPMENT

                    Properties and equipment, net                              3,836,249                3,836,249
                                                                      ------------------     --------------------
                    Total properties                                           3,836,249                3,836,249
                                                                      ------------------     --------------------

        TOTAL ASSETS                                                  $        3,839,578     $          3,839,286
                                                                      ==================     ====================

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURENT LIABILITIES
        Accounts payable and accrued expence                          $          762,477     $            744,683
        Accrued legal & accounting                                               682,379                  676,733
        Accrued compensation                                                     950,000                  800,000
        Note payable                                                              96,349                   78,500
        Liability - default judgements and settlements                         2,179,482                2,179,482
                                                                      ------------------     --------------------

                    Total current liabilities                                  4,670,687                4,479,398
                                                                      ------------------     --------------------

LONG-TERM LIABILITIES

        Note payable                                                                   -                        -
                                                                      ------------------     --------------------
                    Total long-term liabilities                                        -                        -
                                                                      ------------------     --------------------

SHAREHOLDERS' EQUITY
        Common stock - $.001 par value;
           authorized 100,000,000 shares;
           issued and outstanding,  23,908,365 shares                         55,738,158               55,738,158
        Accumulated Deficit                                                  (11,260,214)             (11,260,214)
        Accumulated Deficit during the Development Stage                     (45,309,053)             (45,118,056)
                                                                      ------------------     --------------------

                    Total shareholders' equity                                  (831,109)                (640,112)
                                                                      ------------------     --------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                            $        3,839,578     $          3,839,286
                                                                      ==================     ====================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                 For the six months ended June 30, 2002 and 2001
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                              Through June 30, 2002




                                                                                                      Period from
                                                                                                     July 1, 1989
                                                                                                        Through
                                                                                                        June 30,
                                                                  2002                2001                2002
                                                            ------------------  ------------------ -------------------
REVENUES

        Sale of Joint Venture                               $                -  $                - $         4,232,000
        Other Income - logging                                               -                   -             193,956
        Interest                                                           726               2,506             226,490
                                                            ------------------  ------------------ -------------------

        TOTAL REVENUES                                                     726               2,506           4,652,446
                                                            ------------------  ------------------ -------------------

 EXPENSES

        General and Administrative                                     190,699             223,737          21,783,184
        General Mining and Exploration                                       -                   -          13,622,893
        Impairment of Development Costs                                      -                   -           5,393,115
        Loss on Lease & Equipment Abandonments                               -                   -           1,586,623
        Depreciation and Amortization                                        -                   -           1,686,693
        (Gain) Loss on Sale of Mining Equipment                              -                   -             171,174
        Interest Expense                                                     -                   -             498,494
        Loss from Litigation & Settlement                                    -                   -           8,628,761
                                                            ------------------  ------------------ -------------------

        TOTAL EXPENSES                                                 190,699             223,737          53,370,937
                                                            ------------------  ------------------ -------------------

        Other expense - interest                                        (1,024)             (1,650)             (2,674)
                                                            ------------------  ------------------ -------------------

        Loss Before Extra-ordinary Item                               (190,997)           (222,881)        (48,721,165)
         Extra-ordinary Item, Net Gain from Debt
           Extinguishment, Net of Tax                                        -                   -           3,412,112
                                                            ------------------  ------------------ -------------------


NET INCOME (LOSS)                                           $         (190,997) $         (222,881)$       (45,309,053)
                                                            ==================  ================== ===================

NET LOSS PER COMMON SHARE                                   $               (0) $              (0)
                                                            ==================  ==================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                               23,908,365          20,958,366
                                                            ==================  ==================

(Note: weighted averages are adjusted for 3 for 1 split during 2001)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                For the three months ended June 30, 2002 and 2001


                                                                   2002                2001
                                                            ------------------- -------------------
REVENUES

        Sale of Joint Venture                                $                - $                 -
        Other Income - logging                                                -                   -
        Interest                                                            356               1,256
                                                            ------------------- -------------------

        TOTAL REVENUES                                                      356               1,256
                                                            ------------------- -------------------

 EXPENSES

        General and Administrative                                      101,724             85,268
        General Mining and Exploration                                        -                  -
        Impairment of Development Costs                                       -                  -
        Loss on Lease & Equipment Abandonments                                -                  -
        Depreciation and Amortization                                         -                  -
        (Gain) Loss on Sale of Mining Equipment                               -                  -
        Interest Expense                                                      -                  -
        Loss from Litigation & Settlement                                     -                  -
                                                            ------------------- -------------------

        TOTAL EXPENSES                                                  101,724             85,268
                                                            ------------------- -------------------

        Other expense - interest                                           (512)               (450)
                                                            ------------------- -------------------

        Loss Before Extra-ordinary Item                                (101,880)            (84,462)
         Extra-ordinary Item, Net Gain from Debt
         Extinguishment, Net of Tax                                           -                   -
                                                            ------------------- -------------------


NET INCOME (LOSS)                                           $          (101,880)$           (84,462)
                                                            =================== ===================



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                         ( A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               As of June 30, 2002







                                                                              Deficit
                                  Number                                     During the
                                    of                       Accumulated    Development
                                  Shares         Amount        Deficit         Stage        Total
                                 ------------ -------------- -------------- -------------- ----------

Balance, December 31, 2001         24,358,365     55,738,158   (11,260,214)   (45,118,056)  (640,112)

Net Loss                                                                         (190,997)  (190,997)
                                 ------------ -------------- -------------- -------------- ----------

Balance, June 30, 2002             24,358,365    $55,738,158 $ (11,260,214)  $(45,309,053) $(831,109)
                                 ============ ============== ============== ============== ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          Notes to Financial Statements

                (Information with Respect to the Six Months Ended
                      June 30, 2002 and 2001 is Unaudited)




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


NOTE 5  - MINERAL PROPERTIES AND MINING EQUIPMENT

The Company's net investment in mineral properties and mining equipment is as follows:

                                                    Development    Mining
                                        Land         Costs        Equipment       Total
                                     ------------  ------------  ------------   ------------
Carson Mine . . . . . . . . . . .    $ 2,199,858    $         -    $   42,835    $ 2,242,693
Brush Creek Mine. . . . . . . . .        408,496              -       403,171        811,667
Gardner's' Point and  Pioneer Mines      185,477        770,327       128,521      1,084,325
Ruby Mine . . . . . . . . . . . .              -              -     1,589,229      1,589,229 (*)
High Commission Mine. . .                101,875              -             -        101,875
Esperanza gold project and
Vocar S.A.R.L. Permits                     3,580              -             -          3,580
                                     ------------  ------------  ------------   ------------
                                       2,899,286        770,327     2,163,756      5,833,369
Accumulated depreciation. . . . .              -              -    (1,172,549)    (1,172,549)
                                     ------------  ------------  ------------   ------------
                                     $ 2,899,286    $   770,327    $  991,207    $ 4,660,820
Less abandoned During 1999                                           (991,207)      (991,207)(*)
                                     ------------  ------------  ------------   ------------
                                     $ 2,899,286    $   770,327    $        -    $ 3,669,613
                                     ============  ============  ============   ============

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

All of the Company's mineral properties in the U.S. contain mines, which were in production previously. All such mines, except for the Esperanza Gold Project, Sabinas, Mexico Coal Project and Vocar S.A.R.L. Permits, Gardner's Point and Pioneer Mines are located in the Allegheny-Forest-Downieville mining districts on the western slope of the Sierra Nevada mountain range in Northern California and aggregate approximately 6,300 acres. Because of the close proximity of the mines to each other, the Company plans to centralize milling operations. The
Gardner's Point and Pioneer Mines are located outside this district and management has been evaluating alternatives to placing them into current production. The Esparanza Gold Project is located in Southeastern Honduras. The VOCAR S.A.R.L. mining permits are located in the Central African Republic. Current developments and commitments related to certain properties follow:


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


The Royal Bank Action.

During the quarter ended June 30, 2002, the Company has negoted a new settlement agreement to reduce the amount due to $250,000 also with 319,000 shares of common stock due at the time payment is made. Prior agreements are as follows:

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

The Shareholder Suit.

In August 1999, Paul Body and other shareholders of the Company filed a complaint against the Company, its past CEO and Chairman of the Board and three of its directors, alleging fraudulent misrepresentations, breach of contract, breach of express and implied contractual obligations, defamation. The plaintiffs purchased shares of common stock in a private offering and allege that the defendants fraudulently misrepresented the financial condition and business prospects of the Company. The defendants also allege that the Company did not register the common stock purchased as it agreed to as part of the private placements. Certain plaintiffs also allege that they were obstructed in their efforts to sell certain of their shares of common stock. With respect to the defamation allegations, the plaintiffs allege that the former chairman of the Company posted publicly on the Internet defamatory statements regarding the plaintiffs and that the Company has never withdrawn or recanted such statements. As of June 30, 2002 the Company has negotiated a settlement with the plaintiff's for $113,500 in cash and 300,000 shares of the Company's common stock.

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

2. Kate Hardy / Omega - Judgment for $401,606, The Company has agreed to settle for $100,000 in cash and 100,000 shares of the Companies common stock.

3. Rising Sun - Judgment for $250,000

4. Jean Gasperoni - Judgment for $105,000, filed suit for commission on funding that the company did not receive. The company is currently appealing the judgment.

7. Robert Half Inter. - Judgment for $21,481.79, dated 3/23/99, The company has agreed to settle for $7,000 in cash.

8. Western Capital Group for $300,000, Financial Public Relations firm in Aurora, Co. had a consulting agreement with Brush Creek from May 1, 1998 through October 1, 1998. Award by Arbitrator on Dec. 30, 1998 of $209,211.00 Plus costs of $2,323.50 and interest of 8% per month from Aug. 1, 1998. As of June 30, 2002 the Company has agreed to settle for $150,000 in cash.


NOTE 12  - SEGMENT INFORMATION

The Company's activities have been devoted to the acquisition, development, and production of mineral properties. Accordingly, the Company is considered to be in a single line of business. To date, substantially all of the Company's identifiable assets and operating expenditures are in the United States, Southeastern Honduras and Africa.

NOTE 13 - SUBSIQUENT EVENT

The Company is currently anticipating a $10,000,000 funding for the mining properties in Sabinas, Mexico. On May 16, 2002 a written commitment was received by the Company with actual funding to be in place by the end of August 2002. The Company was also in negotiations with M3K, Corporation of St. Louis, MO. to fund the Gardner's Point project and to start a diamond buying program in Africa. The Company has broken off all negotiations at this time with M3K.

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



                            JAB INTERNATIONAL, INC.
                             ---------------------
                                  (Registrant)


By: /s/ Jefferson A. Bootes                     Date: 19 August 02
---------------------------                     ------------------
Jefferson A. Bootes
Chief Executive Officer