Form 10QSB
period 2002-09-30
J A B INTERNATIONAL INC
filed 2002-11-27
CIK 715583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-12761

                           J.A.B. INTERNATIONAL, INC.
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                        88-0180496
-------------------------------               ---------------------------------
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

Item 1. Financial Statements.

The accompanying interim un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended December 31, 2001.



                           J.A.B. INTERNATIONAL, INC.

                              Financial Statements
                                Table of Contents

                              FINANCIAL STATEMENTS


                                                               Page #


Balance Sheet                                                  F-1

Statements of Operations                                       F-2

Statement of Stockholders' Equity                              F-3

Cash Flow Statements                                           F-4

Notes to the Financial Statements                              F-6

                           J.A.B. INTERNATIONAL, INC.
                         ( A Development Stage Company)
                                  BALANCE SHEET
                            As of September 30, 2002
                              and December 31, 2001


        ASSETS
                                                                     September 30,            December 31,
                                                                         2002                     2001
                                                                    -----------------       ------------------
CURRENT ASSETS
        Cash                                                         $          3,776       $            3,037
                                                                    -----------------       ------------------

                Total Current Assets                                            3,776                    3,037
                                                                    -----------------       ------------------

        Mineral Properties and Mining Equipment, Net                        3,836,249                3,836,249
                                                                    -----------------       ------------------

                Total Properties                                            3,836,249                3,836,249
                                                                    -----------------       ------------------

        TOTAL ASSETS                                                 $      3,840,025       $        3,839,286
                                                                    =================       ==================

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURENT LIABILITIES

        Accounts payable and accrued expence                         $        770,859        $         744,683
        Accrued legal & accounting                                            683,654                  676,733
        Accrued compensation                                                1,025,000                  800,000
        Note payable                                                           96,349                   78,500
        Liability - default judgements and settlements                      2,179,482                2,179,482
                                                                    -----------------       ------------------

                Total current liabilities                                   4,755,344                4,479,398
                                                                    -----------------       ------------------

SHAREHOLDERS' EQUITY

        Common stock - $.001 par value;
           authorized 100,000,000 shares;
           issued and outstanding,  23,908,365 shares                      55,738,158               55,738,158
        Accumulated Deficit                                               (11,260,214)             (11,260,214)
        Accumulated Deficit during the Development Stage                  (45,393,263)             (45,118,056)
                                                                    -----------------       ------------------

                Total shareholders' equity                                   (915,319)                (640,112)
                                                                    -----------------       ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $      3,840,025        $       3,839,286
                                                                    =================       ==================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 2002 and 2001
                      and for the Period From July 1, 1989
        ( Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2002


                                                                                                            Period from
                                                                                                            July 1, 1989
                                                                                                              Through
                                                                                                           September 30,
                                                                      2002                 2001                 2002
                                                               ------------------- -------------------- --------------------

REVENUES
        Sale of Joint Venture                                   $                -  $                 -   $        4,232,000
        Other Income - logging                                                   -                    -              193,956
        Interest                                                               988                2,506              226,752
                                                               ------------------- -------------------- --------------------

        TOTAL REVENUES                                                         988                2,506            4,652,708
                                                               ------------------- -------------------- --------------------

 EXPENSES
        General and Administrative                                         274,659              223,737           21,867,144
        General Mining and Exploration                                           -                    -           13,622,893
        Impairment of Development Costs                                          -                    -            5,393,115
        Loss on Lease & Equipment Abandonments                                   -                    -            1,586,623
        Depreciation and Amortization                                            -                    -            1,686,693
        (Gain) Loss on Sale of Mining Equipment                                  -                    -              171,174
        Interest Expense                                                         -                    -              498,494
        Loss from Litigation & Settlement                                        -                    -            8,628,761
                                                               ------------------- -------------------- --------------------

        TOTAL EXPENSES                                                     274,659               223,737          53,454,897
                                                               ------------------- -------------------- --------------------

        Other expense - interest                                            (1,536)              (1,650)              (3,186)
                                                               ------------------- -------------------- --------------------

        Loss Before Extra-ordinary Item                                   (275,207)            (222,881)         (48,805,375)
         Extra-ordinary Item, Net Gain from Debt
           Extinguishment, Net of Tax                                            -                    -            3,412,112
                                                               ------------------- -------------------- --------------------

NET INCOME (LOSS)                                               $         (275,207)$           (222,881)$        (45,393,263)
                                                               =================== ==================== ====================

NET LOSS PER COMMON SHARE                                       $               (0) $                (0)
                                                               =================== ====================

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             23,908,365           20,958,366
                                                               =================== ====================

(Note: weighted averages are adjusted for 3 for 1 split during 2001)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                        ( A Development Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                          Deficit
                                        Number                                           During the
                                          of                          Accumulated       Development
                                        Shares         Amount           Deficit            Stage             Total
                                    ------------- ---------------- ----------------- ----------------- ----------------



Balance, December 31, 2001             24,358,365       55,738,158      (11,260,214)      (45,118,056)        (640,112)

Net Loss                                                                                     (275,207)        (275,207)
                                    ------------- ---------------- ----------------- ----------------- ----------------

Balance, September 30, 2002            24,358,365  $    55,738,158 $    (11,260,214) $    (45,393,263) $      (915,319)
                                    ============= ================ ================= ================= ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
             For the three months ended September 30, 2002 and 2001
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2002





                                                                                                                Period From
                                                                                                               July 1, 1989
                                                                                                                  Through
                                                                                                               September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                     2002                  2001                2002
                                                                 --------------------- -------------------- -------------------

     Net  (loss)                                                 $            (275,207)$           (222,881)$       (45,393,263)

     Gain on debt restructuring                                                                                      (3,056,068)
     Impairment of development costs                                                                                  5,393,115
     Depreciation and amortization                                                                                    1,686,693
     Loss on lease abandonments                                                                                       1,638,665
     Loss on littigation settlement                                                                                   8,598,761
     (Gain) loss on sale of mining equipment                                                                             49,164
     Other                                                                                                               43,576
     Shareholder payment of services                                                                                    105,055
     Stock and debt for services                                                                                      2,812,439
     Change in note receivable                                                                                           47,462
     Change in inventory                                                                                                  2,290
     Change in prepaid expenses                                                                                         501,736
     Change in deposits and other current assets                                                                       (115,961)
     Change in deposits                                                                                                  22,057
     Change in accounts payable and accrued liabilities                        258,610              211,452           5,224,452
                                                                 --------------------- -------------------- -------------------

                    Total adjustments                                          258,610              211,452          22,953,436
                                                                 --------------------- -------------------- -------------------

     Net cash usded in operating activities                                    (16,597)             (11,429)        (22,439,827)
                                                                 --------------------- -------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of mineral properties, equipment
        and deferred developments                                                                                    (5,164,817)
     Acquisition of office equipment                                                                                   (278,987)
     Proceeds from sale of equipment                                                                                    384,356
     Proceeds from the acquisition of Trans-Russian                                                                      20,060
                                                                 --------------------- -------------------- -------------------

     Net cash flows provided by (used in) investing activites                        -                    -          (5,039,388)
                                                                 --------------------- -------------------- -------------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
             For the three months ended September 30, 2002 and 2001
                      and for the Period From July 1, 1989
         (Date of Resumption of Development Stage Enterprise Activities)
                           Through September 30, 2002





                                                                                                              Period From
                                                                                                              July 1, 1989
                                                                                                                Through
                                                                                                             September 30,
CASH FLOWS FROM FINANCING ACTIVITIES                                     2002                 2001                2002
                                                                 -------------------- -------------------- ------------------

        Advances from affiliates                                   $                  $                    $        2,009,127
        Payments made to affiliates
                                                                                                                     (343,798)
        Proceeds from issuance of stock                                                                            26,488,964
        Proceeds from warrant extensions                                                                              207,750
        Proceeds from issuance of notes payable                                17,336               13,200            911,079
        Payments of long-term debt
                                                                                                                   (2,093,979)
        Proceeds from convertible debenture                                                                           300,000
                                                                 -------------------- -------------------- ------------------

        Net cash provided by (used in) financing activities                    17,336               13,200         27,479,143
                                                                 -------------------- -------------------- ------------------

CASH RECONCILIATION

        Net increase (decrease) in cash                                           739                1,771                (72)
        Cash at beginning of period                                             3,037                1,039              3,848
                                                                 -------------------- -------------------- ------------------

        CASH AT END OF PERIOD                                                   3,776                2,810              3,776
                                                                 ==================== ==================== ==================

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

        Cash paid during the year for interest                    $                 -  $                 -
                                                                 ==================== ====================
        Cash paid during the year for income taxes                $                 -  $                 -
                                                                 ==================== ====================



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           J.A.B. INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          Notes to Financial Statements

               (Information with Respect to the Three Months Ended
                    September 30, 2002 and 2001 is Unaudited)


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

NOTE 5  - MINERAL PROPERTIES AND MINING EQUIPMENT

The Company's net investment in mineral properties and mining equipment is as follows:

                     Mining                   Development
                    Equipment      Land          Costs          Total
                   ----------   ----------    -----------    ------------

Carson Mine        $2,199,858   $        -    $   42,835     $ 2,242,693
Brush Creek Mine      408,496            -       403,171         811,667
Gardner's' Point
 and Pioneer Mines    185,477      770,327       128,521       1,084,325
Ruby Mine                   -            -     1,589,229       1,589,229 (*)
High Commission Mine 101,875             -             -         101,875
Esperanza gold project
 and Vocar S.A.R.L.
 Permits               3,580             -             -           3,580
                  ----------    ----------    -----------    ------------
                   2,899,286       770,327     2,163,756       5,833,369
Accumulated
 depreciation              -             -    (1,172,549)     (1,172,549)
                  ----------    ----------    -----------    ------------
                  $2,899,286    $  770,327    $  991,207     $ 4,660,820
Less abandoned
 during 1999               -             -      (991,207)       (991,207)(*)
                  -----------   ----------    -----------    ------------
                  $ 2,899,286   $  770,327    $        -     $ 3,669,613
                  ===========   ==========    ===========    ===========

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

All of the Company's mineral properties in the U.S. contain mines, which were in production previously. All such mines, except for the Esperanza Gold Project, Salinas, Mexico Coal Project and Vocar S.A.R.L. Permits, Gardner's Point and Pioneer Mines are located in the Allegheny-Forest-Downieville mining districts on the western slope of the Sierra Nevada mountain range in Northern California and aggregate approximately 6,300 acres. Because of the close proximity of the mines to each other, the Company plans to centralize milling operations. The
Gardner's Point and Pioneer Mines are located outside this district and management has been evaluating alternatives to placing them into current production. The Esparanza Gold Project is located in Southeastern Honduras. The VOCAR S.A.R.L. mining permits are located in the Central African Republic. Current developments and commitments related to certain properties follow:

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

NOTE 13 - SUBSEQUENT EVENTS

The Company is currently anticipating a $10,000,000 funding for the mining properties in Salinas, Mexico. On May 16, 2002 a written commitment was received by the Company with actual funding to be in place by the end of August 2002. Since then the funding group has requested more information from the Company and has also required the Company to produce core samples from the property from outside geologists.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing. This report contains information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. Such beliefs reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward- looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Liquidity and Capital Resources The mining industry is capital intensive and the Company is continuing its efforts to develop active mining operations. During the fiscal quarter ended March 31, 2002, the Company raised approximately $0 from the sale of shares of common stock. Consistent with prior years, the Company derived no material revenues from operations. The Company's accumulated deficit at September 30, 2002 was $56,653,457, compared to accumulated deficit at September 30, 2001 of $59,617,553. As of September 30, 2002, the Company had negative working capital of $4,571,568. Mineral properties and mining equipment, net of depreciation was $3,836,249 at September 30, 2002 and September 30, 2001.

The Company's financial resources are limited and to date have been depleted through development costs and losses sustained by the Company through its development stage. The Company has virtually no liquidity as a result of its costs and losses, and the Company currently is experiencing a severe cash shortage. Additional financing is currently being negotiated for the Company to cover its mining and development costs and to commence full-scale mining operations. If the Company is unable to obtain the funding, the Company may not be able to achieve its business objectives and may have to scale back its development plans. During the fiscal quarter ended September 30, 2001, the Company continued to be in default with respect to certain county taxes.

The Company estimates mining development and operating costs will be approximately $20 million for the next fiscal year, assuming the Company is able to obtain adequate financing on terms acceptable to the Company. The majority of these funds will be used to exploration and development operations. There can be no assurance that the Company will be able to obtain such financing, or that such financing, or that the terms of such financing will be acceptable to the Company. During December 2000, the Company filed Chapter 11 under the Bankruptcy laws, and the case was dismissed in the quarter ended March 31, 2001. The Company created the following subsidiaries in June of 2001 to hold the company's current assets and future assets:

J.A.B. Mexico, Inc.                 In negotiations for Mexican properties
J.A.B. Honduras, Inc.               Holds Esperanza mining permits
J.A.B. Central Africa, Inc.         Holds Central African mining permits
Gables Company, Inc.                Holds former Brush Creek mining properties.

Results Of Operations The Company had total revenues of $262 for the fiscal quarter ended September 30, 2002 as compared to total revenues of $1,256 for the fiscal quarter ended September 30, 2001. Revenues consisted of interest income. The Company had no material revenues from mining operations, which is consistent with the year ended December 31, 2001. The Company had a net loss of $83,186 for the fiscal quarter ended September 30, 2002, as compared to a net loss of $84,462 for the fiscal quarter ended September 30, 2001. The decrease in the size of the net loss of $1,276 is largely attributable to an decrease in general and administrative expenses. General and Administrative expenses decreased from $85,268 for the fiscal quarter ended September 30, 2001 to $83,960 for the fiscal quarter ended September 30, 2002.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

     (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

     (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Part II

Item 1.  Legal Proceedings

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits.

     99.1   Sarbanes-Oxley Certification by Chief Executive Officer

I, Jefferson Bootes, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of J.A.B. International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 26, 2002

     /s/  Jefferson Bootes
     -------------------------------------------------
     Jefferson Bootes
     Chief Executive Officer (or equivalent)

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             JAB INTERNATIONAL, INC.
                         -----------------------------
                                  (Registrant)





     By: /s/ Jefferson A. Bootes                   Date: 26 November 02
     ---------------------------                        ------------------
     Jefferson A. Bootes,
     Chief Executive Officer